Form 10QSB
period 1995-09-30
DAVIDSON INCOME REAL ESTATE LP
filed 1995-11-08
CIK 768598

FORM 10-QSB--QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        Quarterly or Transitional Report
                   (As last amended by 34-32231, eff. 6/3/93.)


                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 1995

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934


                  For the transition period.........to.........

                         Commission file number 0-14530


            DAVIDSON INCOME REAL ESTATE LIMITED PARTNERSHIP
       (Exact name of small business issuer as specified in its charter)


         Delaware                                       62-1242144
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

One Insignia Financial Plaza, P.O. Box 1089
      Greenville, South Carolina                            29602
(Address of principal executive offices)                  (Zip Code)

                    Issuer's telephone number (803) 239-1000

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes  X  .  No      .




                       PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

a)               DAVIDSON INCOME REAL ESTATE LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                               September 30, 1995
 Assets
    Cash:
       Unrestricted                                            $ 1,271,355
       Restricted--tenant security deposits                         99,281
    Accounts receivable                                              1,977
    Escrow for taxes                                               289,191
    Restricted escrows                                             257,950
    Other assets                                                   327,845
    Investment properties:
     Land                                       $ 4,119,544
     Buildings and related personal property     19,273,372
                                                 23,392,916
       Less accumulated depreciation             (8,344,017)    15,048,899
       Investment in Joint Venture                                 306,984
                                                               $17,603,482

 Liabilities and Partners' Capital (Deficit)
 Liabilities
    Accounts payable                                           $    38,306
    Tenant security deposits                                        98,566
    Accrued taxes                                                  315,452
    Other liabilities                                              109,681
    Mortgage notes payable                                      11,964,053

 Partners' Capital (Deficit)
    General partners                            $  (616,942)
    Limited partners (26,776 units
       issued and outstanding)                    5,694,366      5,077,424

                                                               $17,603,482

[FN]

                 See Accompanying Notes to Financial Statements

b)              DAVIDSON INCOME REAL ESTATE LIMITED PARTNERSHIP

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                     Three Months Ended           Nine Months Ended
                                        September 30,                September 30,
                                     1995          1994           1995          1994
 Revenues:
    Rental income                 $1,072,168    $1,010,349    $3,164,754     $3,008,585
    Other income                      69,510        61,841       179,374        145,067
       Total revenues              1,141,678     1,072,190     3,344,128      3,153,652
 Expenses:
    Operating                        293,522       290,573       895,572        899,189
    General and administrative        57,730        52,472       172,773        170,285
    Property management fees          55,869        51,759       164,849        155,335
    Maintenance                      143,611       180,047       379,461        417,950
    Depreciation                     197,426       185,223       581,702        550,244
    Interest                         286,790       287,483       860,052        862,537
    Property taxes                   104,149       102,383       316,931        308,478
       Total expenses              1,139,097     1,149,940     3,371,340      3,364,018

 Loss on disposition of
    property                              --            --            --        (61,004)
 Equity in income of
    joint venture                      6,671         9,335        38,423         34,987

       Net income (loss)          $    9,252    $  (68,415)   $   11,211     $ (236,383)

 Net income (loss) allocated
    to general partners (3%)      $      278    $   (2,052)   $      336     $   (7,091)
 Net income (loss) allocated
    to limited partners (97%)          8,974       (66,363)       10,875       (229,292)
                                  $    9,252    $  (68,415)   $   11,211     $ (236,383)

 Net income (loss) per limited
    partnership unit              $      .34    $    (2.48)   $      .41     $    (8.56)

[FN]

                   See Accompanying Notes to Financial Statements

c)                 DAVIDSON INCOME REAL ESTATE LIMITED PARTNERSHIP

          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                    (Unaudited)


                                    Limited
                                  Partnership    General      Limited
                                     Units      Partners      Partners         Total

 Original capital contributions     26,776     $   1,000    $26,776,000    $26,777,000
 Partners' capital (deficit)
    at December 31, 1994            26,776     $(608,276)   $ 5,974,555    $ 5,366,279
 Distributions paid to partners         --        (9,002)      (291,064)      (300,066)
 Net income for the nine months
    ended September 30, 1995            --           336         10,875         11,211
 Partners' capital (deficit)
    at September 30, 1995           26,776     $(616,942)   $ 5,694,366    $ 5,077,424

[FN]

                   See Accompanying Notes to Financial Statements

d)                 DAVIDSON INCOME REAL ESTATE LIMITED PARTNERSHIP

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                                        Nine Months Ended
                                                          September 30,
                                                      1995            1994
 Cash flows from operating activities:
    Net income (loss)                              $  11,211     $ (236,383)
    Adjustments to reconcile net income (loss)
     to cash provided by operating activities:
       Depreciation                                  581,702        550,244
       Amortization of discounts and loan costs       60,518         54,560
       Equity in income of joint venture             (38,423)       (34,987)
       Loss on disposition of property                    --         61,004
       Change in accounts:
        Restricted cash                              (15,405)       (10,268)
        Accounts receivable                            4,708         39,509
        Escrows for taxes and insurance               69,486        (61,991)
        Other assets                                      --             --
        Accounts payable                             (65,678)       (30,769)
        Accrued property taxes                       (30,329)        54,580
        Tenant security deposit liabilities           12,615         11,555
        Other liabilities                            (36,200)        20,968
            Net cash provided by
                operating activities                 554,205        418,022


 Cash flows from investing activities:
    Property improvements and replacements          (215,794)      (173,138)
    Deposits to restricted escrows                   (11,722)       (14,686)
    Receipts from restricted escrows                  26,697        198,131
    Distributions from joint venture                 175,000         93,531
            Net cash (used in) provided by
                investing activities                 (25,819)       103,838

 Cash flows from financing activities:
    Payments on mortgage notes payable              (104,419)       (95,976)
    Due to affiliates                                     --       (307,519)
    Distributions paid                              (300,066)      (153,206)
    Loan cost                                             --        (40,923)
            Net cash used in financing
                activities                          (404,485)      (597,624)

 Net increase (decrease) in cash                     123,901        (75,764)


 Cash at beginning of period                       1,147,454      1,039,642
 Cash at end of period                            $1,271,355     $  963,878
 Supplemental disclosure of cash
    flow information:

    Cash paid for interest                        $  834,012     $  807,978

[FN]

                   See Accompanying Notes to Financial Statements

e)                 DAVIDSON INCOME REAL ESTATE LIMITED PARTNERSHIP

                            NOTES TO FINANCIAL STATEMENTS
                                     (Unaudited)

Note A - Basis of Presentation

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1995, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1994.

   Certain reclassifications have been made to the 1994 information to conform to the 1995 presentation.

Note B   Transactions with Affiliated Parties

   The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. Balances and other transactions with Insignia Financial Group, Inc. and affiliates in 1995 and 1994 are as follows:

                                                       Nine Months Ended
                                                         September 30,
                                                      1995          1994


 Property management fees                           $164,849      $155,335
 Data processing services                              3,075         3,500
 Marketing services                                    4,072         5,270
 Reimbursement for services of affiliates             98,838       105,570
 Construction service fees                               921           987


   The Partnership insures its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner, who receives payments on these obligations from the agent. The amount of the partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

  The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1995 and 1994:


                                                      Average
                                                     Occupancy

 Property                                         1995         1994

 Northsprings Apartments
    Atlanta, Georgia                                96%          97%
 Lakeside Apartments
    Charlotte, North Carolina                       97%          90%
 Bexley House Apartments
    Columbus, Ohio                                  90%          91%
 Covington Pointe Apartments
    Dallas, Texas                                   89%          92%

   The increase in occupancy at Lakeside is attributable to a strong Charlotte market, the successful marketing efforts in the Apartment Guide and use of relocation services. Covington Pointe's occupancy decreased due to the construction of apartments in the North Dallas market.

   The Partnership's net income for the nine months ended September 30, 1995, was $11,211 compared to a net loss of $236,383 for the corresponding period of 1994. The Partnership's net income for the third quarter of 1995 was $9,252 compared to a net loss of $68,415 for the corresponding period of 1994. The increase in net income is attributable to an increase in rental revenue and other income combined with a decrease in maintenance expense and loss on disposition of property during 1995. Rental revenue has increased due to rate increases at all of the properties and increased occupancy at Lakeside Apartments. Other income has increased as a result of increased cleaning and damage fees at Lakeside Apartments due to the higher occupancy and turnover rates. Maintenance expense has decreased due to a decrease in required repairs to the properties in 1995 as these repairs were performed in 1994. Also, during the second quarter of 1994, the Partnership recognized $61,000 of loss on disposition of property related to roof replacement.

   Offsetting the increase in net income was an increase in general and administrative expenses due to higher audit fees and administrative costs.

   The Partnership owns 17.5% of Sterling Crest Joint Venture. Equity in the income of the joint venture increased as a result of an increase in net income of Sterling Crest Joint Venture's investment property, Brighton Crest. Brighton Crest's net income increased due to an increase in rental rates combined with a decrease in general and administrative costs incurred for training and travel of personnel.

   As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

   At September 30, 1995, the Partnership had unrestricted cash of $1,271,355 compared to $963,878 at September 30, 1994. Cash flows provided by operating activities increased as a result of the recognition of net income for the nine months ended September 30, 1995, versus a net loss for the same period of 1994 as previously discussed. Cash provided by escrows for taxes and insurance increased due to an increase in tax payments from the escrows as a result of an increase in the tax assessed values for Covington Pointe and Northsprings. Cash provided by accounts receivable decreased in 1995 as a result of a tax refund received during the nine months ended September 30, 1994, for the overpayment of 1993 property taxes by Northsprings. Net cash used in investing activities increased primarily as a result of an increase in property improvements and replacements. Receipts from restricted escrows decreased due to the depletion of reserves during 1994. Net cash used in financing activities decreased due to the payment of amounts due to affiliates during the first quarter of 1994 which was partially offset by an increase in distributions during 1995.

   The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $11,964,053, net of discount, is amortized over varying periods with required balloon payments ranging from July 1996 to October 2003, at which time the properties will either be refinanced or sold. Future cash distributions will depend on the levels of net cash generated from operations, capital expenditure requirements, property sales and the availability of cash reserves. Distributions to partners during the nine months ended September 30, 1995, were $300,066 versus $153,206 for 1994.



                          PART II - OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

   a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

   b)   Reports on Form 8-K:  None filed during the quarter ended September
        30, 1995.




                                     SIGNATURES



   In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   DAVIDSON INCOME REAL ESTATE, L.P.

                                   By: DAVIDSON DIVERSIFIED PROPERTIES, INC.,
                                       as Managing General Partner



                                   By:/s/ Carroll D. Vinson
                                      Carroll D. Vinson
                                      President




                                   By:/s/ Robert D. Long, Jr.
                                      Robert D. Long, Jr.
                                    Controller and Principal
                                      Accounting Officer


                                   Date: November 8, 1995