Form 10KSB
period 1995-12-31
DAVIDSON INCOME REAL ESTATE LP
filed 1996-03-18
CIK 768598

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                               SECTION 13 OR 15(d)
                   (As last amended by 34-31905, eff. 4/26/93)

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                   For the fiscal year ended December 31, 1995
                                       or
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
                  For the transition period.........to.........

                         Commission file number 0-14530

                    DAVIDSON INCOME REAL ESTATE, L.P.
              (Name of small business issuer in its charter)

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

                    Issuer's telephone number (864) 239-1000

         Securities registered under Section 12(b) of the Exchange Act:

                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                      Units of Limited Partnership Interest
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  $4,506,804

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 1995. Market Value information for the Registrant's partnership interests is not available. Should a trading market develop for these interest, it is the Managing General Partners's belief that such trading would not exceed $25,000,000.


                       DOCUMENTS INCORPORATED BY REFERENCE
1. Portions of the Prospectus of Registrant dated July 26, 1985 (included in Registration Statement, No. 2-97539, of Registrant) are incorporated by reference into Parts I and III.

                                     PART I

Item 1.  Description of Business

      Davidson Income Real Estate, L.P. (the "Registrant" or "Partnership") is a Delaware limited partnership organized in April 1985. The general partners of the Registrant are Davidson Diversified Properties, Inc., a Tennessee corporation ("Managing General Partner"), David W. Talley and James T. Gunn (collectively, "Individual General Partners") (collectively, the "General Partners").

      The offering of the Registrant's limited partnership units ("Units") commenced on July 26, 1985, and terminated on May 30, 1986. The Registrant received gross proceeds from the offering of $26,776,000 and net proceeds of $25,700,160.

      The Registrant's primary business is to acquire, operate and hold existing, income-producing residential and commercial real estate properties. Industry segment information is not relevant. The Registrant does not engage in any foreign operations nor derive any income from foreign sources.

      All of the net proceeds of the offering were invested in the Registrant's four properties and in a 17.5% joint venture interest which owns one property. See "Item 2. Description of Properties," below for a description of the Registrant's properties.

      The Registrant receives income from its properties and is responsible for operating expenses, capital improvements and debt service payments under mortgage obligations secured by the properties. The Registrant financed its properties primarily through non-recourse debt. Therefore, in the event of default, the lender can generally only look to the subject property for recovery of amounts due.

      Both the income and expenses of operating the properties owned by the Registrant are subject to factors outside of the Registrant's control, such as oversupply of similar properties resulting from overbuilding, increases in unemployment or population shifts, reduced availability of permanent mortgage funds, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Registrant.

      A further description of the Partnership's business is included in Management's Discussion and Analysis or Plan of Operation included in "Item 6" of this form 10-KSB.

      The Registrant has no employees. Management and administrative services are performed by the Managing General Partner and by Insignia Management Group, L.P., an affiliate of Insignia Financial Group, Inc. ("Insignia"). Effective January 1, 1992, affiliates of Insignia began to provide partnership administration, asset management, and investor services for the Partnership.
See "Item 12. Certain Relationships and Related Transactions" for an enumeration of the affiliates and the compensation and reimbursement received from the Registrant during 1995 and 1994.

      The real estate business in which the Partnership is engaged is highly competitive and the Partnership is not a significant factor in this industry. The Registrant's real property investments are subject to competition from similar types of properties in the vicinities in which they are located. In addition, various limited partnerships have been formed by related parties to engage in business which may be competitive with the Registrant.


Item 2.  Description of Properties


      The following tables set forth the Registrant's investments in properties:

                              Date of
 Property                     Purchase      Type of Ownership           Use
 Northsprings Apartments      11/13/85    Fee ownership subject        Apartment
 Atlanta, Georgia                         to first and second          120 units
                                          mortgages.

 Lakeside Apartments          05/20/86    Fee ownership subject        Apartment
 Charlotte, North Carolina                to first mortgage.           216 units

 Bexley House Apartments      09/30/86    Fee ownership subject        Apartment
 Columbus, Ohio                           to first and second          64 units
                                          mortgages.

 Covington Pointe             03/10/87    Fee ownership subject        Apartment
  Apartments                              to first and second          180 units
 Dallas, Texas                            mortgages.

 Brighton Crest Apartments    Phase I     Registrant has a 17.5%       Apartment
 Marietta, Georgia            06/30/87    interest in the Joint        320 units
                                          Venture which has fee
                              Phase II    ownership subject to
                              12/15/87    first and second
                                          mortgages.


Schedule of Properties:

                       Gross
                     Carrying     Accumulated                          Federal
 Property              Value      Depreciation     Rate     Method    Tax Basis

 Northsprings        $4,495,342    $1,807,059    5-25 yrs    S/L    $ 3,826,410
 Lakeside             6,247,227     2,423,360    5-25 yrs    S/L      5,068,325
 Bexley House         3,450,580     1,225,817    5-25 yrs    S/L      2,891,763
 Covington Pointe     9,271,802     2,955,408    5-25 yrs    S/L      7,123,599

                    $23,464,951    $8,411,644                       $18,910,097


   See Note A to the financial statements included in "Item 7" for a description of the Partnership's depreciation policy.


Schedule of Mortgages:

                         Principal                                       Principal
                         Balance At    Stated                             Balance
                        December 31,  Interest    Period    Maturity      Due At
 Property                   1995        Rate     Amortized    Date       Maturity
 Northsprings
    1st mortgage        $ 1,935,054     7.83%    28.67 yrs  10/15/03     $1,701,388
    2nd mortgage             61,200     7.83%       (1)     10/15/03         61,200

 Lakeside                 3,827,984    10.75%    7.00 yrs   07/01/96      3,812,335

 Bexley House
    1st mortgage          1,365,032     7.60%    21.40 yrs  11/15/02      1,052,381
    2nd mortgage             45,142     7.60%       (1)     11/15/02         45,142

 Covington Pointe
    1st mortgage          4,740,950     7.83%    28.67 yrs  10/15/03      4,168,660
    2nd mortgage            149,940     7.83%       (1)     10/15/03        149,940

      Total              12,125,302

 Less unamortized
    discounts              (193,199)

                        $11,932,103

(1) Interest only payments.


     Average annual rental rate and occupancy for 1995 and 1994 for each property:

                                  Average Annual                  Average
                               Rental Rates Per Unit              Occupancy

 Property                       1995           1994          1995          1994

 Northsprings                  $8,331         $7,660          96%           97%
 Lakeside                       5,711          5,429          97%           91%
 Bexley House                  11,113         10,978          91%           90%
 Covington Pointe               9,084          9,061          91%           92%


       The Managing General Partner attributes the increase in occupancy at Lakeside Apartments to a strong Charlotte market, the successful marketing efforts in the Apartment Guide and use of relocation services.

       As noted under "Item 1. Description of Business," the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other residential apartment complexes in the area. The Managing General Partner believes that all of the properties are adequately insured. The multi-family residential properties' lease terms are for one year or less. No residential tenant leases 10% or more of the available rental space.

       Real estate taxes and rates in 1995 for each property were:

                                      1995          1995
                                    Billing         Rate

  Northsprings                     $ 57,533         4.03
  Lakeside                           78,020         1.31
  Bexley House                       87,697         8.35
  Covington Pointe                  206,618         2.56


Item 3.  Legal Proceedings

      The Registrant is unaware of any pending or outstanding litigation that is not of a routine nature. The Managing General Partner of the Registrant believes that all such matters will be resolved without a material adverse effect upon the Partnership's financial condition, results of operations, or liquidity.


Item 4. Submission of Matters to a Vote of Security Holders

      During the fourth quarter of 1995, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.



                                    PART II


Item 5. Market for Partnership Equity and Related Partner Matters

      As of December 31, 1995, there was minimal trading of the Units in the secondary market establishing a high and low value of $152 per unit and $35 per unit, respectively, as quoted in the January 31, 1995, Stanger Report. There are 3,149 holders of record owning an aggregate of 26,776 units. No public trading has developed for the Units, and it is not anticipated that such a market will develop in the future. Distributions of $600,706 were made in 1995 while distributions of $204,874 were made during 1994. Future distributions will depend on the levels of cash generated from operations, refinancings, property sales and the availability of cash reserves. Distributions may also be restricted by the requirement to deposit net operating income (as defined in the mortgage notes) from the respective properties to the Reserve Accounts until the Reserve Accounts are funded amounts equal to $400 per apartment unit for Northsprings and Covington Pointe and $1,000 per apartment unit for Bexley House.

      Pursuant to the terms of the Partnership Agreement, there are restrictions on the ability of the Limited Partners to transfer their Units. In all cases, the General Partners must consent to any transfer.

      The Revenue Act of 1987 contained provisions which have an adverse impact on investors in "publicly traded partnerships." Accordingly, the General Partners have established a policy of imposing limited restrictions on the transferability of the Units in secondary market transactions. Implementation of this policy should prevent a public trading market from developing and may impact the ability of an investor to liquidate his investment quickly. It is expected that such policy will remain in effect until such time, if ever, as further clarification of the Revenue Act of 1987 may permit the Registrant to lessen the scope of the restrictions.


Item 6.  Management's Discussion and Analysis or Plan of Operation

Results of Operations

      The Partnership's net loss for the year ended December 31, 1995, was $216,376 compared to a net loss of $308,178 for the corresponding period of 1994. The decrease in net loss in 1995 is primarily attributable to increased rental revenue as a result of monthly rental rate increases at all properties and an increase in occupancy at Lakeside Apartments. Other income has increased as a result of increased cleaning and damage fees at Lakeside Apartments due to the higher occupancy and turnover rates, and increased lease cancellation fees at Covington Pointe Apartments due to tenant turnover.

      Partially offsetting the decrease in net loss was an increase in maintenance expense and an increase in loss on disposal of property. Maintenance expense increased due to maintenance projects and asbestos removal performed at the properties in 1995. Lakeside and Northsprings Apartments completed major landscaping projects to improve the properties' appearances. Northsprings incurred additional maintenance expense due to the removal of asbestos found at the property. Roofs were replaced at both Northsprings and Lakeside Apartments during 1995 resulting in the loss on disposal of property.

      The Partnership owns 17.5% of Sterling Crest Joint Venture. Equity in the income of the joint venture increased as a result of an increase in net income of Sterling Crest Joint Venture's investment property, Brighton Crest. Brighton Crest's net income increased due to an increase in rental rates and an increase in other income due to increased lease cancellation fees.

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

Liquidity and Capital Resources

      At December 31, 1995, the Partnership had unrestricted cash of $875,770 compared to $1,147,454 at December 31, 1994. Net cash provided by operating activities decreased as a result of the decrease in accounts payable and accrued property taxes due to the timing of payments. Cash provided by escrows for taxes and insurance increased due to an increase in tax payments from the escrows as a result of an increase in the tax assessed values for Covington Pointe and Northsprings. Cash provided by accounts receivable decreased in 1995 as a result of a tax refund received during the year ended December 31, 1994, for the overpayment of 1993 property taxes by Northsprings. Net cash used in investing activities increased primarily as a result of an increase in property improvements and replacements and a decrease in cash from receipts from restricted escrows. Receipts from restricted escrows decreased due to the depletion of reserves during 1994. Net cash used in financing activities increased due to an increase in distributions during 1995 which was partially offset by the payment of amounts due to affiliates during the first quarter of 1994.

      The Partnership has no material capital programs scheduled to be performed in 1996, although certain routine capital expenditures and maintenance expenses have been budgeted. These capital expenditures and maintenance expenses will be incurred only if cash is available from operations or is received from the capital reserve accounts.

      The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $11,932,103, net of discount, is amortized over varying periods with required balloon payments ranging from July 1996 to October 2003, at which time the properties will either be refinanced or sold. Refinancing for the debt encumbering Lakeside Apartments which matures in July 1996 is currently being discussed with the existing lender, however, there is no assurance that
the refinancing discussions will ultimately be successful.   Future cash
distributions will depend on the levels of net cash generated from operations, capital expenditure requirements, property sales and the availability of cash reserves. Distributions paid to partners during the years ended December 31, 1995 and 1994, were $600,706 and $262,393.



Item 7.  Financial Statements


DAVIDSON INCOME REAL ESTATE LIMITED PARTNERSHIP

LIST OF CONSOLIDATED FINANCIAL STATEMENTS


         Report of Independent Auditors

         Consolidated Balance Sheet - December 31, 1995

         Consolidated Statements of Operations - Years ended December 31, 1995 and 1994

         Consolidated Statements of Changes in Partners Capital (Deficit) - Years ended December 31, 1995 and 1994

         Consolidated Statements of Cash Flows - Years ended December 31, 1995 and 1994

         Notes to Consolidated Financial Statements


                Report of Ernst & Young LLP, Independent Auditors




The Partners
Davidson Income Real Estate, L.P.


We have audited the accompanying consolidated balance sheet of Davidson Income Real Estate, L.P. (A Limited Partnership) as of December 31, 1995, and the related consolidated statements of operations, changes in partners' capital (deficit) and cash flows for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Davidson Income Real Estate, L.P. (A Limited Partnership) as of December 31, 1995, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.



                                                            /s/ERNST & YOUNG LLP


Greenville, South Carolina
February 15, 1996




                 DAVIDSON INCOME REAL ESTATE LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEET


                                December 31, 1995


 Assets

    Cash:
       Unrestricted                                                $   875,770
       Restricted--tenant security deposits                            102,759
    Accounts receivable                                                 10,305
    Escrow for taxes                                                   281,203
    Restricted escrows                                                 258,607
    Other assets                                                       312,709
    Investment properties: (Notes C & F)
       Land                                        $ 4,119,544

       Buildings and related personal property      19,345,407
                                                    23,464,951
       Less accumulated depreciation                (8,411,644)     15,053,307

    Investment in Joint Venture (Note B)                               325,423

                                                                   $17,220,083

 Liabilities and Partners' Capital (Deficit)
 Liabilities
    Accounts payable                                               $   202,856
    Tenant security deposits                                           102,001
    Accrued taxes                                                      294,315
    Other liabilities                                                  139,611
    Mortgage notes payable (Note C)                                 11,932,103

 Partners' Capital (Deficit)
    General partners                               $  (632,817)
    Limited partners (26,776 units
       issued and outstanding)                       5,182,014       4,549,197

                                                                   $17,220,083


           See Accompanying Notes to Consolidated Financial Statements

                 DAVIDSON INCOME REAL ESTATE LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                        Years Ended December 31,
                                                           1995            1994
 Revenues:
   Rental income                                      $ 4,268,191     $ 4,055,151
   Other income                                           238,613         198,319
           Total revenues                               4,506,804       4,253,470

 Expenses:
   Operating                                            1,212,521       1,204,562
   General and administrative                             240,034         226,802
   Property management fees                               221,930         210,096
     Maintenance                                          657,389         587,655
     Depreciation                                         782,111         738,544
     Interest                                           1,144,555       1,150,523
     Property taxes                                       432,678         414,433
           Total expenses                               4,691,218       4,532,615


 Loss on disposal of property                             (88,825)        (71,501)
 Equity in income of joint venture (Note B)                56,863          42,468

           Net loss (Note D)                          $  (216,376)    $  (308,178)


 Net loss allocated to general partners (3%)          $    (6,491)    $    (9,245)
 Net loss allocated to limited partners (97%)            (209,885)       (298,933)

                                                      $  (216,376)    $  (308,178)

 Net loss per limited partnership unit                $     (7.84)    $    (11.16)


           See Accompanying Notes to Consolidated Financial Statements


                 DAVIDSON INCOME REAL ESTATE LIMITED PARTNERSHIP

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

                                 Limited
                               Partnership    General      Limited
                                   Units     Partners      Partners       Total
 Original capital
    contributions                26,776      $  1,000    $26,776,000   $26,777,000

 Partners' capital (deficit)
    at December 31, 1993         26,776     $(592,299)   $ 6,471,630   $ 5,879,331

 Distributions paid
    to partners                      --        (6,732)      (198,142)     (204,874)

 Net loss for the year
    ended December 31, 1994          --        (9,245)      (298,933)     (308,178)

 Partners' capital (deficit)
    at December 31, 1994         26,776      (608,276)     5,974,555     5,366,279

 Distributions paid
    to partners                      --       (18,050)      (582,656)     (600,706)

 Net loss for the year
    ended December 31, 1995          --        (6,491)      (209,885)     (216,376)

 Partners' capital (deficit)
    at December 31, 1995         26,776     $(632,817)   $ 5,182,014   $ 4,549,197


           See Accompanying Notes to Consolidated Financial Statements

                 DAVIDSON INCOME REAL ESTATE LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                        Years Ended December 31,
                                                           1995         1994
 Cash flows from operating activities:
    Net loss                                           $ (216,376)   $ (308,178)
    Adjustments to reconcile net loss to net
     cash provided by operating activities:
       Depreciation                                       782,111       738,544
       Amortization of discounts and loan costs            80,020        74,597
       Equity in income of joint venture                  (56,863)      (42,468)
       Loss on disposition of property                     88,825        71,501
       Change in accounts:
        Restricted cash                                   (18,883)      (11,364)
        Accounts receivable                                (3,620)       46,195
        Escrow for taxes                                   77,474      (109,258)
        Accounts payable                                  (20,177)       16,482
        Accrued property taxes                            (51,466)      102,630
        Tenant security deposit liabilities                16,050        13,439
        Other liabilities                                 (23,093)       66,168
          Net cash provided by operating activities       654,002       658,288

 Cash flows from investing activities:
    Property improvements and replacements               (373,563)     (294,654)
    Deposits to restricted escrows                        (10,117)      (17,415)
    Receipts from restricted escrows                       24,435       350,723
    Distributions from joint venture                      175,000        93,531
          Net cash (used in) provided by
            investing activities                         (184,245)      132,185

 Cash flows from financing activities:
    Payments on mortgage notes payable                 $ (140,735)   $ (129,344)
    Due to affiliates                                          --      (250,000)
    Distributions paid                                   (600,706)     (262,393)
    Loan cost                                                  --       (40,924)
          Net cash used in financing activities          (741,441)     (682,661)

 Net (decrease) increase in cash                         (271,684)      107,812

 Cash at beginning of period                            1,147,454     1,039,642
 Cash at end of period                                 $  875,770    $1,147,454

 Supplemental disclosure of cash flow information:
    Cash paid for interest                             $1,064,535    $1,075,926



SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY

Property improvements and replacements

   Accounts payable was adjusted $108,255 and $10,794 at December 31, 1995, and December 31, 1994, respectively, for non-cash amounts in connection with property improvements and replacements.

           See Accompanying Notes to Consolidated Financial Statements

                 DAVIDSON INCOME REAL ESTATE LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                                December 31, 1995

Note A   Organization and Significant Accounting Policies

Organization:    Davidson  Income  Real  Estate,  L.P.  (the   "Partnership   or
"Registrant") is a Delaware limited partnership organized in April 1985 to acquire and operate residential and commercial real estate properties.

Principles of Consolidation: The financial statements of the Partnership include all of the accounts of the Partnership, Bexley House, L.P., and Davidson IRE Associates, L.P. The Partnership owns 99.99% of Bexley House, L.P., and 99.99% of Davidson IRE Associates, L.P. All significant interpartnership balances have been eliminated.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Allocations to Partners: Net income (loss) of the Partnership and taxable income (loss) are allocated 97% to the limited partners and 3% to the general partners. Distributions from distributable cash from operations are allocated among the limited partners and the general partners in accordance with the agreement of limited partnership. Distributions of cash from operations per limited partnership unit were $21.76 and $7.40 for 1995 and 1994, respectively. The weighted average number of limited partnership units outstanding for 1995 and 1994 was 26,776 units.

Net income (loss) of the Partnership and taxable income (loss) are allocated 97% to the limited partners and 3% to the general partners, except for such amounts which are allocated prior to the Partnership meeting the minimum close requirements as defined in the partnership agreement. Distributions of available cash from operations are allocated 97% to the limited partners and 3% to the general partners. Cash from sales or refinancing are allocated 97% to limited partners and 3% to general partners until the limited partners have received an amount of cumulative distributions from sales or refinancings that equal original invested capital plus an amount which, when added to the prior distributions to limited partners will equal 12% per annum cumulative noncompounded on Adjusted Invested Capital, as defined in the agreement of limited partnership. Thereafter, upon payment to an affiliate of the general partners certain real estate commissions and incentive fees as described in the limited partnership agreement, remaining cash from sales or refinancings are allocated 97% to limited partners and 3% to general partners. In connection with the liquidation of the Partnership, cash from sales or refinancings and any remaining working capital reserves shall be allocated among, and distributed to, the partners in proportion to, and to the extent of, their positive capital account balances.


Note A   Organization and Significant Accounting Policies (continued)

Restricted Escrows

       Capital Improvement Reserves - At the time of the refinancing of Northsprings and the financing of Covington Pointe in 1993, $162,915 and $161,250 of the proceeds were designated for "capital improvement escrows" for certain capital improvements. At December 31, 1995, Northsprings and Covington Pointe had unexpended balances of $55,359 and $11,675 for capital improvements. Upon completion of scheduled property improvements, any excess funds will be returned for property operations.

At the time of the refinancing of Bexley House Apartments mortgage note payable in 1992, $122,000 of the proceeds were designated for a capital improvement escrow for certain capital improvements. At December 31, 1995, $3,355 remained in escrow for 1996 capital improvements and any excess funds will be returned for property operations.

       Reserve Account - In addition to the Capital Improvement Reserves established in 1993, general reserve accounts of $48,000 and $72,000 on Northsprings and Covington Pointe, respectively, were established with the refinancing and financing proceeds for the properties involved. These funds were established to cover necessary repairs and replacements of existing improvements, debt services, out-of-pocket expenses incurred for ordinary and necessary administrative tasks, and payments of real property taxes and insurance premiums. The Partnership was required to deposit net operating income (as defined in the mortgage notes) from the properties to the respective reserve accounts until the reserve accounts equaled $400 per apartment unit or $48,000 for Northsprings and $72,000 for Covington Pointe. At December 31, 1995, the account balances were $50,354 and $72,206, respectively, which includes interest earned on these funds.

During 1992, a general reserve account of $64,000 was established with the refinancing proceeds for Bexley House. These funds were established to cover necessary repairs and replacements of existing improvements, debt service, out-of-pocket expenses incurred for ordinary and necessary administrative tasks, and payment of real property taxes and insurance premiums. The Partnership is required to deposit net operating income (as defined in the mortgage note) from the refinanced property to the reserve account until the reserve account equals $1,000 per apartment unit or $64,000 in total. At December 31, 1995, the account balance was $65,658, which includes interest earned on these funds.

Escrows for Taxes: These escrows are held by the Partnership for Bexley House, Covington Pointe, and Northsprings. The mortgagor holds the escrow for Lakeside. All escrow funds are designated for the payment of real estate taxes.

Present Value Discounts: Periodically, the Partnership incurs debt at below market rates for similar debt. Present value discounts are recorded on the basis of prevailing market rates and are amortized on an interest method over the life of the related debt. The amortization expense is included in interest expense.

Note A   Organization and Significant Accounting Policies (continued)

Investment Properties: During the fourth quarter of 1995, the Partnership adopted FASB Statement No. 121, Accounting for the Impairment of Long-Lived
Assets and for Long-Lived Assets to be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The effect of adoption was not material.

Depreciation: Depreciation is calculated by the straight-line method over the estimated lives of the investment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used (1) for real property over 18 years for additions after March 15, 1984, and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987, and (2) for personal property over 5 years for additions prior to January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property additions over 27 1/2 years, and (2) personal property additions over 7 years.

Cash  and Cash  Equivalents:   The Partnership  considers unrestricted  cash and
certificates  of deposit  to be  cash.   At certain  times, the  amount  of cash
deposited at a bank may exceed the limit on insured deposits.

Loan Costs: Loan costs are included in other assets and are being amortized on a straight-line basis over the life of the loans. The amortization expense is included in interest expense.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on leases. The Managing General Partner finds it necessary to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. During 1995, the properties offered various concessions including one month free rent and variable move-in allowances. Concessions are charged to expense as incurred.

Restricted Cash--Tenant Security Deposits: The Partnership requires security deposits from all apartment lessees for the duration of the lease which are considered to be restricted cash. Deposits are refunded when the tenant vacates the apartment if there has been no damage to the unit.

Joint Venture:   The Partnership accounts for  its investment in Sterling  Crest
Joint Venture using the equity method of accounting.

Reclassifications:    Certain reclassifications  have  been  made  to  the  1994 balances to conform to the 1995 presentation.

Note A   Organization and Significant Accounting Policies (continued)

Advertising:   The Partnership  expenses the costs of  advertising as  incurred.
Advertising expense, included in operating expenses, was $92,840 and $87,516 for the years ended December 31, 1995 and 1994, respectively.

Fair Value: In 1995, the Partnership implemented Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," which requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The carrying amount of the Partnership's cash and cash equivalents approximates fair value due to short-term maturities. The Partnership estimates the fair value of its fixed rate mortgages by discounted cash flow analysis, based on estimated borrowing rates currently available to the Partnership. The carrying amounts of variable-rate mortgages approximate fair value due to frequent re-pricing.

Note B   Investment in Joint Venture

The Partnership owns a 17.5% interest in Sterling Crest Joint Venture with Davidson Growth Plus, L.P., an affiliate of the Managing General Partner which owns the remaining 82.5% of the joint venture. In connection with the joint venture s purchase of Phase I of Brighton Crest Apartments on June 30, 1987, the Partnership invested $2,726,696 in the joint venture. The joint venture purchased Phase II of Brighton Crest Apartments on December 15, 1987.

Summary financial information for Sterling Crest Joint Venture is as follows:



                                         December 31,
                                    1995               1994

 Total assets                   $9,170,623        $10,093,765
 Total liabilities              (6,728,392)        (6,976,465)

 Total venturers' equity        $2,442,231        $ 3,117,300


                                         December 31,
                                    1995               1994

 Total revenues                $ 2,391,532        $ 2,241,824
 Total expenses                 (2,066,601)        (1,999,150)

                               $   324,931        $   242,674



In 1995 and 1994, the Partnership received distributions of $175,000 and $93,531, respectively, from the Joint Venture.


Note C - Mortgage Notes Payable

The principal terms of the mortgage notes payable are as follows:


                   Principal      Monthly                          Principal
                   Balance At     Payment    Stated                 Balance
                   December 31,   Including  Interest   Maturity    Due At
 Property              1995       Interest    Rate        Date     Maturity

 Northsprings
  1st mortgage     $ 1,935,054    $ 14,461    7.83%     10/15/03  $1,701,388
  2nd mortgage          61,200         399    7.83%     10/15/03      61,200

 Lakeside            3,827,984      37,367   10.75%     07/01/96   3,812,335

 Bexley House
  1st mortgage       1,365,032      11,520    7.60%     11/15/02   1,052,381
  2nd mortgage          45,142         286    7.60%     11/15/02      45,142

 Covington Pointe
  1st mortgage       4,740,950      35,428    7.83%     10/15/03   4,168,660
  2nd mortgage         149,940         978    7.83%     10/15/03     149,940

 Total              12,125,302    $100,439

 Less unamortized
 discounts            (193,199)

                   $11,932,103

The estimated fair values of the Partnership's aggregate debt is $12,176,626. This value represents a general approximation of possible value and is not necessarily indicative of the amounts the Partnership may pay in actual market transactions.

The mortgage notes payable are non-recourse and are secured by pledge of the respective apartment properties and by pledge of revenues from the respective apartment properties. Certain of the notes require prepayment penalties if repaid prior to maturity and prohibit resale of the properties subject to existing indebtedness.

The Partnership exercised interest rate buy-down options reducing the stated rate from 8.76% to 7.60% for Bexley House and 8.13% to 7.83% for Northsprings and Covington Pointe. The fees for the interest rate reductions were $242,732 and are being amortized as loan discounts using the interest method over the life of the loans. The discount fees are reflected as a reduction of the mortgage notes payable and increases the effective rate of the debt to 8.76% for Bexley House and 8.13% for Northsprings and Covington Pointe.


Note C - Mortgage Notes Payable (continued)

Refinancing for the debt encumbering Lakeside Apartments which matures in July 1996 is currently being discussed with the existing lender, however, there is no assurance that the refinancing discussions will ultimately be successful.

Scheduled principal payments of mortgage notes payable subsequent to December 31, 1995, are as follows:


                  1996                        $ 3,942,433
                  1997                            123,651
                  1998                            133,593
                  1999                            144,335
                  2000                            155,940
            Thereafter                          7,625,350
                                              $12,125,302


Note D   Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net loss and Federal taxable loss:


                                             1995               1994

 Net loss as reported                     $(216,376)         $(308,178)
 Add (deduct):
     Depreciation differences               (56,417)           (99,132)
     Equity in Joint Venture                (38,069)            (2,853)
     Miscellaneous                           84,175             69,236
     Prepaid rents                          (18,874)            64,005

 Federal taxable loss                     $(245,561)         $(276,922)

 Federal taxable loss
     per limited partnership unit         $   (8.90)         $  (10.03)

Note D - Income Taxes (continued)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities:


      Net assets as reported                                  $ 4,549,197
      Land and buildings                                        3,176,096
      Accumulated depreciation                                    680,694
      Syndication                                               3,809,021
      Other                                                       950,646
      Net assets - Federal tax basis                          $13,165,654



Note E   Transactions with Affiliated Parties

The Partnership  has  no employees  and  is dependent  on the  Managing  General
Partner and its affiliates for the management and administration of all partnership activities. The partnership agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. Transactions with affiliates of Insignia Financial Group, Inc. in 1995 and 1994 are:


                                                       1995          1994

      Property management fees                      $221,930      $210,096
      Reimbursement for services of affiliates       171,056       154,758
      Construction service fees                       13,991         4,476


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



Note F - Real Estate and Accumulated Depreciation



                                            Initial Cost
                                            To Partnership
                                                                    Cost
                                                   Buildings     Capitalized
                                                  and Related   (Written Down)
                                                    Personal    Subsequent to
 Description           Encumbrances       Land      Property     Acquisition

 Northsprings          $ 1,996,254    $  736,021  $ 4,195,924   $  (436,603)

 Lakeside                3,827,984     1,259,254    5,791,309      (803,336)

 Bexley House            1,410,174       646,518    3,066,691      (262,629)

 Covington Pointe        4,890,890     1,935,043    7,041,470       295,289

   Totals              $12,125,302    $4,576,836  $20,095,394   $(1,207,279)



                        Gross Amount At Which Carried
                             At December 31, 1995

                                 Buildings
                                And Related
                                  Personal                   Accumulated        Date of       Date       Depreciable
Description       Land           Property         Total      Depreciation   Construction   Acquired      Life-Years
Northsprings    $  596,800     $ 3,898,542    $ 4,495,342   $  1,807,059         1969         11/85          5-25

Lakeside         1,046,092        5,201,135      6,247,227     2,423,360         1980         05/86          5-25

Bexley House       541,609        2,908,971      3,450,580     1,225,817         1972         09/86          5-25

Covington Pointe 1,935,043        7,336,759      9,271,802     2,955,408         1982         03/87          5-25

Totals          $4,119,544      $19,345,407    $23,464,951   $ 8,411,644



Note F - Real Estate and Accumulated Depreciation (continued)

Reconciliation of  Real Estate and Accumulated Depreciation :

                                             Years Ended December 31,
                                                1995            1994

 Real Estate
 Balance at beginning of year               $23,229,978     $23,081,494
      Property improvements                     481,818         305,448
      Disposal of property                     (246,845)       (156,964)
 Balance at End of Year                     $23,464,951     $23,229,978

 Accumulated Depreciation
 Balance at beginning of year               $ 7,787,553     $ 7,134,472
     Additions charged to expense               782,111         738,544
     Disposal of property                      (158,020)        (85,463)
 Balance at End of Year                     $ 8,411,644     $ 7,787,553


The aggregate cost of the real estate for Federal income tax purposes at December 31, 1995 and 1994 is $26,641,047 and $26,159,229. The accumulated depreciation taken for Federal income tax purposes at December 31, 1995 and 1994 is $7,730,950 and $6,892,422.


Note G   Commitments

The Partnership Agreement provides for the Managing General Partner to receive a fee for managing the affairs of the Partnership. The fee is 2% of adjusted cash from operations, as defined in the partnership agreement. The fee is payable only after the Partnership has distributed to all limited partners, adjusted cash from operations in any year equal to 10% of their adjusted invested capital as defined in the partnership agreement. No fees were payable for the years ended December 31, 1995, or December 31, 1994. Such fee will be payable retroactively in the event adjusted cash from operations in any year equals 10% of adjusted invested capital. Because of the uncertainty of any payments under this agreement, no amounts have been accrued.

Item 8. Changes  in  and  Disagreements   with  Accountants  on  Accounting  and
        Financial Disclosures

      None.

                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

     The Registrant does not have any directors or officers. The Managing General Partner, Davidson Diversified Properties, Inc., is responsible for the management and control of substantially all of the Registrant's operations and has general responsibility and ultimate authority in all matters affecting the Registrant's business. The Individual General Partners, in their capacity as such, did not devote any material amount of business time or attention to the Registrant's affairs.

      The present officers of the Managing General Partner are listed below:

Name                             Age         Position

Carroll D. Vinson                55          President

Robert D. Long, Jr.              28          Controller and Principal
                                             Accounting Officer

William H. Jarrard, Jr.          49          Vice President

John K. Lines                    36          Vice President and Secretary

Kelley M. Buechler               38          Assistant Secretary



    Carroll D. Vinson has been President of Davidson Diversified Properties, Inc. since August of 1994. Prior to that, from April 1993 to August 1994, Mr. Vinson was affiliated with Crisp, Hughes & Co. (regional CPA firm) and engaged in various other investment and consulting activities. Briefly, in early 1993, Mr. Vinson served as President and Chief Executive Officer of Angeles Corporation, a real estate investment firm. From 1991 to 1993, Mr. Vinson was employed by Insignia in various capacities including Managing Director-President during 1991. From 1986 to 1990, Mr. Vinson was President and Director of U.S. Shelter Corporation, a real estate services company, which sold substantially all of its assets to Insignia in December 1990.

    Robert D. Long, Jr. is Controller and Principal Accounting Officer of Davidson Diversified Properties, Inc. Prior to joining Metropolitan Asset Enhancement, L.P., and subsidiaries, he was an auditor for the State of Tennessee and was associated with the accounting firm of Harshman Lewis and Associates. He is a graduate of The University of Memphis.

    William H. Jarrard, Jr. is Managing Director - Partnership Administration of Insignia Financial Group, Inc. ("Insignia"). He is also Vice President of Davidson Diversified Properties, Inc. During the five years prior to joining Insignia in 1991, he served in a similar capacity for U.S. Shelter. Mr. Jarrard is a graduate of the University of South Carolina and a certified public accountant.

    John K. Lines has been General Counsel and Secretary of Insignia since June 1994. From May 1993 until June 1994, Mr. Lines was the Assistant General Counsel and Vice President of Ocwen Financial Corporation in West Palm Beach, Florida. From October 1991 until April 1993, Mr. Lines was a Senior Attorney with Banc One Corporation in Columbus, Ohio. From May 1984 until October 1991, Mr. Lines was employed as an Associate Attorney with Squire Sanders & Dempsey in Columbus, Ohio.

    Kelley  M. Buechler is  Assistant Secretary  of Insignia.   During  the five
years prior to joining Insignia in 1991, she served in a similar capacity for U.S. Shelter. Ms. Buechler is a graduate of the University of North Carolina.

Item 10.   Executive Compensation

      The Registrant was not required to and did not pay remuneration to officers and/or directors of the Managing General Partner during 1995 or 1994. See "Item 12." below and Note E of the Notes to the financial statements in Item 7 for a discussion of compensation and reimbursements paid to the General Partners and certain affiliates.


Item 11.   Security Ownership of Certain Beneficial Owners and Management

      As of December 31, 1995, the only person or entity known by the Registrant to be the beneficial owner of more than 5% of the Units of the Registrant is set forth below:


                                               Amount and Nature of    Percent
Entity                     Title of Class      Beneficial Ownership    of Class

Third National Bank for    Units of Limited        3,000 Units @         11.2%
 Hospital Corporation of   Partnership Interest   $1,000/Unit
 America
One Park Plaza
Nashville, TN 37202


    As of December 31, 1995, no director or officer of the Managing General Partner owns, nor do the directors or officers as a whole own more than 1% of the Registrant's Units. No such director or officer had any right to acquire beneficial ownership of additional Units of the Registrant.


Item 12.   Certain Relationships and Related Transactions

    Davidson Diversified  Properties, Inc., the Managing  General Partner of the
Registrant,  is  owned  by   MAE  GP  Corporation,  which  is  wholly  owned  by
Metropolitan Asset Enhancement. L.P., an affiliate of Insignia.

    Effective January 1, 1992, management and administrative services were assumed by affiliates of Insignia. Management fees paid to affiliates of Insignia in 1995 and 1994 were $221,930 and $210,096, respectively. Reimbursements of administrative fees paid to affiliates of Insignia in 1995 and 1994 were $160,347 and $144,610, respectively.

    The Partnership Agreement provides for the Managing General Partner to receive a fee for managing the affairs of the Registrant. The fee is 2% of adjusted cash from operations, as defined in the Partnership Agreement. The fee is payable only after the Registrant has distributed to all limited partners, adjusted cash from operations in any year equal to 10% of their adjusted invested capital as defined in the Partnership Agreement. Because of the uncertainty regarding the payment of the fee, the fee has not been accrued.


Item 13.   Exhibits and Reports on Form 8-K

         (a)   Exhibits:  See Exhibit Index contained herein.

               Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

         (b)   Reports on Form 8-K  filed in the  fourth quarter of fiscal  year
               1995:

               None.


                                   SIGNATURES


        In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 DAVIDSON INCOME REAL ESTATE, L.P.

                                 By:   Davidson Diversified Properties, Inc.,
                                       as Managing General Partner



                                 By:   /s/ Carroll D. Vinson
                                       Carroll D. Vinson
                                       President


                                 Date:  March 18, 1996



    In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.



/s/ Carroll D. Vinson                       President         March 18, 1996
Carroll D. Vinson



/s/ Robert D. Long, Jr.                     Controller        March 18, 1996
Robert D. Long, Jr.                         and Principal
                                            Accounting Officer




                                  EXHIBIT INDEX


Exhibit


3 Agreement of Limited Partnership is incorporated by reference to Exhibit A to the Prospectus of the Registrant dated July 26, 1985 as filed with the Commission pursuant to Rule 424(b) under the Act.

3A       Amendment   to  Partnership   Agreement  dated   October  1,   1985  is
         incorporated by reference to Exhibit 3A to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987.

4 Certificate of Limited Partnership dated April 29, 1985 is incorporated by reference to Exhibit 4 to the Registrant's Registration Statement on Form S-11 dated May 7, 1985.

4A Certificate of Amendment to Certificate of Limited Partnership dated July 16, 1985 is incorporated by reference to Exhibit 4B in Amendment No. 1 to Registration Statement No. 2-97539, dated July 24, 1985.

10A Agent's Agreement dated July 1, 1985 between the Registrant and Harvey Freeman & Sons, Inc., is incorporated by reference to Exhibit 10B in Amendment No. 1 to Registration Statement No. 2-97539, dated July 24, 1985.

10B Agreement Among Agents dated July 1, 1985 by and among Harvey Freeman & Sons, Inc., Harvey Freeman & Sons, Inc. of Arkansas, Harvey Freeman & Sons, Inc. of Florida, Harvey Freeman & Sons, Inc. of Georgia, Harvey Freeman & Sons, Inc. of Indiana, Harvey Freeman & Sons, Inc. of Kentucky, Harvey Freeman & Sons, Inc. of Mississippi, Harvey Freeman & Sons of Missouri, Inc., Harvey Freeman & Sons, Inc. of North Carolina, Harvey Freeman & Sons, Inc. of Ohio and Harvey Freeman & Sons, Inc. of South Carolina is incorporated by reference to Exhibit 10C in Amendment No. 1 to Registration Statement No. 2-97539, dated July 24, 1985.

10C Acquisition and Disposition Services Agreement dated July 1, 1985 between the Registrant and Criswell Freeman Company is incorporated by reference to Exhibit 10D in Amendment No. 1 to Registration Statement No. 2-97539, dated July 24, 1985.

10D Contract for Sale of Real Estate for North Springs apartments dated October 16, 1985 between James B. Miller, Karina Miller, Dahlis Winn, Christine Abrams and William Lichirie, as Tenants in Common and Tennessee Trust Company is incorporated by reference to Exhibit 10(a) to the Registrant's Current Report on Form 8-K dated November 13, 1985.

10E Assignment of Contract for Sale of Real Estate for North Springs Apartments dated November 12, 1985 between Tennessee Trust Company and the Registrant is incorporated by reference to Exhibit 10(b) to the Registrant's Current Report on Form 8-K dated November 13, 1985.


10F Promissory Note dated February 14, 1969 executed by Mt. Pleasant Plaza, Inc., a Georgia corporation payable to The Fulton National Bank of Atlanta, a corporation having its principal place of business in Fulton County, Georgia, is incorporated by reference to Exhibit 10G to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1985.

10G Agreement dated December 24, 1969 between Massachusetts Mutual Life Insurance Company, a Massachusetts corporation and Mt. Pleasant Plaza, Inc., a corporation of the State of Georgia, is incorporated by reference to Exhibit 10H to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1985.

10H Purchase Agreement for Lakeside Apartments dated April 4, 1986 between Lakeside Apartments Venture, a North Carolina general partnership and Tennessee Trust Company, a Tennessee corporation, is incorporated by reference to Exhibit 10(a) to the Registrant's Current report on Form 8-K dated May 20, 1986.

10I Assignment of Agreement dated May 16, 1986 between Tennessee Trust Company, a Tennessee corporation, and the Registrant is incorporated by reference to Exhibit 10(b) to the Registrant's Current Report on Form 8-K dated May 20, 1986.

10J Deed of Trust Note dated June 13, 1989 executed by the Registrant payable to John Hancock Variable Life Insurance Company relating to Lakeside Apartments.

10K Deed of Trust and Security Agreement dated April 28, 1980 between Lakeside Properties, Ltd., a North Carolina limited partnership, Gibson
         L. Smith, Jr., Trustee and Continental Illinois National Bank and Trust Company of Chicago is incorporated by reference to Exhibit 10(d) to the Registrant's Current Report on Form 80-K dated May 20, 1986.

10L Contract for Sale of Real Estate for The Bexley House dated July 16, 1986 between Bexley House, Limited, an Ohio limited partnership and Tennessee Trust company is incorporated by reference to Exhibit 10(a) to the Registrant's Current Report on Form 8-K dated September 30, 1986.

10M Reinstatement and Amendment of Contract for Sale of Real Estate for The Bexley House dated September 4, 1986 between Bexley House, Limited, an Ohio limited partnership and Tennessee Trust Company, a Tennessee corporation, is incorporated by reference to Exhibit 10(b) to the Registrant's Current Report on Form 8-K dated September 30, 1986.

10N Amendment to Reinstated and Amended Contract for Sale of Real Estate for The Bexley House dated September 19, 1986 between Bexley House, Limited, an Ohio limited partnership and Tennessee Trust Company, a Tennessee corporation, is incorporated by reference to Exhibit 10(c) to the Registrant's Current Report on Form 80K dated September 30, 1986.

10O Assignment of Contract for Sale of Real Estate dated September 30, 1986 between Tennessee Trust company and the Registrant is incorporated by reference to Exhibit 10(d) to the Registrant's urrent Report on Form 8-K dated September 30, 1986.

10P Limited Warranty Deed dated September 28, 1986 between Bexley House, Ltd., an Ohio limited partnership and the Registrant is incorporated by reference to Exhibit 10(e) to the Registrant's Current Report on Form 8-K dated September 30, 1986.

10Q Contract for Sale of Real Estate for Covington Pointe Apartments dated January 20, 1987 between F.G.M.C. Investment Corp., a Texas corporation Tennessee Trust Company, a Tennessee corporation, is incorporated by reference to Exhibit 10(a) to the Registrant's Current Report on Form 8-K dated March 10, 1987.

10R Amendment to Contract for Purchase of Real Estate for Covington Pointe Apartments dated January 23, 1987 between F.G.M.C. Investment Corp., a Texas corporation Tennessee Trust Company, a Tennessee corporation, is incorporated by reference to Exhibit 10(b) to the Registrant's Current Report on Form 8-K dated March 10, 1987.

10S Assignment of Contract for Purchase of Real Estate for Covington Pointe Apartments dated March 2, 1987 between Tennessee Trust Company and the Registrant is incorporated by reference to Exhibit 10(c) to the Registrant's Current Report on Form 8-K dated March 10,1987.

10T Contract for Purchase of Real Estate for Phase I of Sterling Crest Apartments dated March 10, 1987 between Sterling Crest Development Partners, Ltd., a Georgia limited partnership, and Tennessee Trust Company, a Tennessee corporation, is incorporated by reference to
         Exhibit 10(d) to the Registrant's Current Report on Form 8-K dated March 10, 1987.

10U Mortgage Note dated March 23, 1987 executed by the Registrant payable to BancOhio National Bank, relating to The Bexley House, is incorporated by reference to Exhibit a(1) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1987.

10V Open-End Mortgage, Assignment of Rents and Security Agreement dated March 23, 1987 executed by the Registrant in favor of BancOhio National Bank relating to The Bexley House, is incorporated by reference to Exhibit a(2) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1987.

10W Mortgage Note dated March 23, 1987 executed by the Registrant payable to BancOhio National Bank, relating to The Bexley House, is incorporated by reference to Exhibit a(3) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1987.

10X Open-End Mortgage, Assignment of Rents and Security Agreement dated March 23, 1987 executed by the Registrant in favor of BancOhio National Bank relating to The Bexley House, is incorporated by reference to Exhibit a(4) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1987.

10Y Sterling Crest Joint Venture Agreement dated June 29, 1987 between the Registrant and Freeman Georgia Ventures, Inc. is incorporated by reference to Exhibit 10(b) to the Registrant's Current Report on Form 8-K dated June 30, 1987.

10Z Assignment of Contract for Purchase of Real Estate for Phase I of Sterling Crest Apartments dated June 29, 1987 is incorporated by reference to Exhibit 10(c) to the Registrant's Current Report on Form 8-K dated June 30, 1987.

10AA Warranty Deed dated June 30, 1987 between Sterling Crest Development Partners, Ltd. and Sterling Crest Joint Venture, is incorporated by reference to Exhibit 10(d) to the Registrant's Current Report on Form 8-K dated June 30, 1987.

10BB Sub-Management Agreement dated June 30, 1987 between Harvey Freeman & Sons, Inc. and Sterling Property Management Company, is incorporated by reference to Exhibit 10(k) to the Registrant's Current Report on Form 8-K dated June 30, 1987.

10CC Property Management Agreement dated June 30, 1987 between Sterling Crest Joint Venture and Harvey Freemen & Sons, Inc., is incorporated by reference to Exhibit 10(l) to the Registrant's Current Report on Form 8-K dated June 30, 1987.

10DD Contract for Purchase of Real Estate for Phase II of Sterling Crest Apartments dated March 10, 1987 between Sterling Crest Development Partners, Ltd. and Tennessee Trust Company is incorporated by reference to Exhibit 10(a) to the Registrant's Report on Form 8 dated December 29, 1987.

10EE Tri-Party Agreement dated May 22, 1987 among North Carolina Federal Savings & Loan Association, Sterling Crest Development Partners, Ltd. and Tennessee Trust Company relating to Sterling Crest Apartments, is incorporated by reference to Exhibit 10(b) to the Registrant's Report on Form 8 dated December 29, 1987.

10FF Assignment of Contract for Purchase of Real Estate and Tri-Party Agreement dated November 4, 1987 between Tennessee Trust Company and Sterling Crest Joint Venture relating to Sterling Crest Apartments, is incorporated by reference to Exhibit 10(c) to the Registrant's Report on Form 8 dated December 29, 1987.

10GG Amended and Restated Sterling Crest Joint Venture Joint Venture Agreement dated June 29, 1987 among the Registrant, Freeman Georgia Ventures, Inc., and Freeman Growth Plus, L.P., is incorporated by reference to Exhibit 10(d) to the Registrant's Report on Form 8 dated December 29, 1987.

10HH Memorandum of Understanding among SEC Realty Corp., Tennessee Properties, L.P., Freeman Mortgage Corporation, J. Richard Freeman, W. Criswell Freeman and Jacques-Miller Properties, Inc. is incorporated by reference to Exhibit 10MM to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988.

10II Partnership Administration and Consultation Agreement among Freeman Properties, Inc., Freeman Diversified Properties, Inc., residual Equities Limited and Jacques-Miller Properties, Inc. is incorporated by reference to Exhibit 10NN to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988.

10JJ     Termination  Agreement, dated December  31, 1991  among Jacques-Miller,
         Inc.,   Jacques-Miller   Property   Management,  Davidson   Diversified
         Properties, Inc., and Supar, Inc.

10KK     Assignment   of  Limited  Partnership  Interest  of  Freeman  Equities,
         Limited,   dated  December 31,   1991   between  Davidson   Diversified
         Properties, Inc. and Insignia Jacques-Miller, L.P.

10LL Assignment of General Partner Interests of Freeman Equities, Limited, dated December 31, 1991 between Davidson Diversified Properties, Inc. and MAE GP Corporation.

10MM Stock certificate, dated December 31, 1991 showing ownership of 1,000 shares of Davidson Diversified Properties, Inc. by MAE GP Corporation.

10NN     Contracts related to refinancing of debt:

       (a) First Deeds of Trust and Security Agreements dated October 28, 1992 between Bexley House, L.P. and First Commonwealth Realty Credit Corporation, a Virginia Corporation, securing Bexley House Apartments is incorporated by reference to Exhibit 10NN (a) to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992.

       (b) Seconds Deeds of Trust and Security Agreements dated October 28, 1992 between Bexley House, L.P. and First Commonwealth Realty Credit Corporation, a Virginia Corporation, securing Bexley House Apartments is incorporated by reference to Exhibit 10NN (b) to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992.

       (c) First Assignments of Leases and Rents dated October 28, 1992 between Bexley House, L.P. and First Commonwealth Realty Credit Corporation, a Virginia Corporation, securing Bexley House Apartments is incorporated by reference to Exhibit 10NN (c) to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992.

       (d) Second Assignments of Leases and Rents dated October 28, 1992 between Bexley House, L.P. and First Commonwealth Realty Credit Corporation, a Virginia Corporation, securing Bexley House Apartments is incorporated by reference to Exhibit 10NN (d) to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992.

       (e) First Deeds of Trust Notes dated October 28, 1992 between Bexley House, L.P. and First Commonwealth Realty Credit Corporation,
           relating to Bexley House  Apartments is incorporated by  reference to
           Exhibit 10NN (e) to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992.

       (f) Second Deeds of Trust Notes dated October 28, 1992 between Bexley House, L.P. and First Commonwealth Realty Credit Corporation, relating to Bexley House Apartments is incorporated by reference to
           Exhibit 10NN (f) to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992.

10OO   Contracts related to refinancing of debt:

       (a) First Deeds of Trust and Security Agreements dated September 30, 1993 between Davidson IRE Associates, L.P. and Lexington Mortgage Company, a Virginia Corporation, securing Northsprings Apartments is incorporated by reference to Exhibit 10OO (a) to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1993.

       (b) Second Deeds of Trust and Security Agreements dated September 30, 1993 between Davidson IRE Associates, L.P. and Lexington Mortgage Company, a Virginia Corporation, securing Northsprings Apartments is incorporated by reference to Exhibit 10OO (b) to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1993.

       (c) First Assignments of Leases and Rents dated September 30, 1993 between Davidson IRE Associates, L.P. and Lexington Mortgage Company, a Virginia Corporation, securing Northsprings Apartments is incorporated by reference to Exhibit 10OO (c) to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1993.

       (d) Second Assignments of Leases and Rents dated September 30, 1993 between Davidson IRE Associates, L.P. and Lexington Mortgage Company, a Virginia Corporation, securing Northsprings Apartments is incorporated by reference to Exhibit 10OO (d) to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1993.

       (e) First Deeds of Trust Notes dated September 30, 1993 between Davidson IRE Associates, L.P. and Lexington Mortgage Company, relating to Northsprings Apartments is incorporated by reference to Exhibit 10OO
           (e) to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1993.

       (f) Second Deeds of Trust Notes dated September 30, 1993 between Davidson IRE Associates, L.P. and Lexington Mortgage Company, relating to Northsprings Apartments is incorporated by reference to Exhibit 10OO
           (f) to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1993.

10PP   Contracts related to refinancing of debt:

       (a) First Deeds of Trust and Security Agreements dated September 30, 1993 between Davidson IRE Associates, L.P. and Lexington Mortgage Company, a Virginia Corporation, securing Covington Pointe Apartments is incorporated by reference to Exhibit 10PP (a) to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1993.

       (b) Second Deeds of Trust and Security Agreements dated September 30, 1993 between Davidson IRE Associates, L.P. and Lexington Mortgage Company, a Virginia Corporation, securing Covington Pointe Apartments is incorporated by reference to Exhibit 10PP (b) to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1993.

       (c) First Assignments of Leases and Rents dated September 30, 1993 between Davidson IRE Associates, L.P. and Lexington Mortgage Company, a Virginia Corporation, securing Covington Pointe Apartments is incorporated by reference to Exhibit 10PP (c) to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1993.

       (d) Second Assignments of Leases and Rents dated September 30, 1993 between Davidson IRE Associates, L.P. and Lexington Mortgage Company, a Virginia Corporation, securing Covington Pointe Apartments is incorporated by reference to Exhibit 10PP (d) to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1993.

       (e) First Deeds of Trust Notes dated September 30, 1993 between Davidson IRE Associates, L.P. and Lexington Mortgage Company, relating to Covington Pointe Apartments is incorporated by reference to Exhibit 10PP (e) to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1993.

       (f) Second Deeds of Trust Notes dated September 30, 1993 between Davidson IRE Associates, L.P. and Lexington Mortgage Company, relating to Covington Pointe Apartments is incorporated by reference to Exhibit 10PP (f) to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1993.

16 Letter from the Registrant's former independent accountant regarding its concurrence with the statements made by the Registrant is incorporated by reference to the exhibit filed with Form 8-K dated September 30, 1992.

27     Financial Data Schedule.

99A Agreement of Limited Partnership for Davidson IRE GP Limited Partnership between Davidson Diversified Properties, Inc. and Davidson Income Real Estate, L.P. entered into on September 15, 1993 is incorporated by reference to Exhibit 99A to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1993.

99B Agreement of Limited Partnership for Davidson IRE Associates, L.P. between Davidson IRE GP Limited Partnership and Davidson Income Real Estate, L.P is incorporated by reference to Exhibit 99B to the
       Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1993.


99C Agreement of Limited Partnership for Bexley House L.P. between Davidson Income GP Limited Partnership and Davidson Income Real Estate, L.P. entered into on October 13, 1992 is incorporated by reference to Exhibit 99C to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992.