Form 10QSB
period 1996-03-31
DAVIDSON INCOME REAL ESTATE LP
filed 1996-05-03
CIK 768598

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


                  For the quarterly period ended March 31, 1996

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934


               For the transition period from.........to.........

                         Commission file number 0-14530


                    DAVIDSON INCOME REAL ESTATE, L.P.
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




                       PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


a)                      DAVIDSON INCOME REAL ESTATE, L.P.

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 1996


 Assets
    Cash and cash equivalents:
       Unrestricted                                               $    701
       Restricted--tenant security deposits                            110
    Accounts receivable                                                 12
    Escrows for taxes                                                  125
    Restricted escrows                                                 253
    Other assets                                                       303
    Investment properties:
      Land                                         $  4,120
      Buildings and related personal property        19,448
                                                     23,568
      Less accumulated depreciation                  (8,611)        14,957

    Investment in Joint Venture                                        333

                                                                  $ 16,794

 Liabilities and Partners' Capital (Deficit)
 Liabilities
    Accounts payable                                              $     83
    Tenant security deposits                                           110
    Accrued taxes                                                      157
    Other liabilities                                                  101
    Mortgage notes payable                                          11,901

 Partners' Capital (Deficit)
    General partners                               $   (636)
    Limited partners (26,776 units
       issued and outstanding)                        5,078          4,442

                                                                  $ 16,794

           See Accompanying Notes to Consolidated Financial Statements

b)                     DAVIDSON INCOME REAL ESTATE, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)

                                                        Three Months Ended
                                                             March 31,
                                                        1996            1995
 Revenues:
     Rental income                                     $ 1,127         $ 1,040
     Other income                                           60              55
       Total revenues                                    1,187           1,095

 Expenses:
     Operating                                             323             286
     General and administrative                             57              49
     Property management fees                               58              55
     Maintenance                                           127             113
     Depreciation                                          206             191
     Interest                                              285             287
     Property taxes                                        112             106
       Total expenses                                    1,168           1,087

 Loss on disposal of property                               --              (6)
 Equity in income of joint venture                          14              18

       Net income                                      $    33         $    20


 Net income allocated to general partners (3%)         $     1         $     1
 Net income allocated to limited partners (97%)             32              19
                                                       $    33         $    20

 Net income per limited partnership unit               $  1.19         $   .72


           See Accompanying Notes to Consolidated Financial Statements

c)                      DAVIDSON INCOME REAL ESTATE, L.P.

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)

                                    Limited
                                  Partnership    General      Limited
                                     Units       Partners     Partners         Total
 Original capital contributions     26,776       $     1      $ 26,776        $ 26,777

 Partners' capital (deficit)
    at December 31, 1995            26,776       $  (633)        5,182           4,549

 Distributions paid to partners         --            (4)         (136)           (140)

 Net income for the three months
    ended March 31, 1996                --             1            32              33

 Partners' capital (deficit)
    at March 31, 1996               26,776       $  (636)     $  5,078        $  4,442


           See Accompanying Notes to Consolidated Financial Statements


d)                      DAVIDSON INCOME REAL ESTATE, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                              Three Months Ended
                                                                   March 31,
                                                             1996           1995
 Cash flows from operating activities:
    Net income                                              $    33        $    20
    Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation                                             206            191
       Amortization of discounts and loan costs                  21             20
       Loss on disposal of property                              --              6
       Equity in income of joint venture                        (14)           (18)
       Change in accounts:
        Restricted cash                                          (7)            (4)
        Accounts receivable                                      (2)             4
        Escrows for taxes                                       156            242
        Other assets                                             (3)            --
        Accounts payable                                       (120)           (55)
        Tenant security deposit liabilities                       7              3
        Accrued taxes                                          (138)          (197)
        Other liabilities                                       (37)            22

            Net cash provided by operating activities           102            234

 Cash flows from investing activities:
    Property improvements and replacements                     (112)           (61)
    Deposits to restricted escrows                               (3)            (3)
    Receipts from restricted escrows                              8             16
    Distributions from joint venture                              7             --

            Net cash used in investing activities              (100)           (48)

 Cash flows from financing activities:
    Payments on mortgage notes payable                          (37)           (34)
    Distributions paid to partners                             (140)          (100)

            Net cash used in financing activities              (177)          (134)

 Net (decrease) increase in cash and cash equivalents          (175)            52

 Cash and cash equivalents at beginning of period               876          1,148

 Cash and cash equivalents at end of period                 $   701        $ 1,200

 Supplemental disclosure of cash flow information:
    Cash paid for interest                                  $   264        $   267


            See Accompanying Notes to Consolidated Financial Statements


e)                      DAVIDSON INCOME REAL ESTATE, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

   The accompanying unaudited financial statements of Davidson Income Real Estate, L.P. (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1995.

   Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.


Note B - Transactions with Affiliated Parties

   The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. Balances and other transactions with Insignia Financial Group, Inc. and affiliates in 1996 and 1995 are as follows:

                                                      Three Months Ended
                                                           March 31,
                                                      1996          1995
                                                        (in thousands)

 Property management fees                             $ 58          $ 55
 Reimbursement for services of affiliates               33            37


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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


    The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for the quarters ended March 31, 1996 and 1995:

                                                       Average
                                                      Occupancy
 Property                                         1996         1995

 Northsprings Apartments
     Atlanta, Georgia                               97%          97%

 Lakeside Apartments
     Charlotte, North Carolina                      98%          97%

 Bexley House Apartments
     Columbus, Ohio                                 96%          89%

 Covington Pointe Apartments
     Dallas, Texas                                  96%          88%


    The increase in occupancy at Bexley House is attributed to property improvements and an increase in services provided to the tenants which has increased the appeal of the property. The increase in occupancy at Covington Pointe is attributed to an increase in services provided to the tenants and a change in property management personnel.

    The Partnership's net income for the three months ended March 31, 1996, was $33,000 compared to net income of $20,000 for the corresponding period of 1995. The increase in net income is primarily attributable to increased apartment revenues as a result of monthly rental rate increases at all properties and increases in occupancy at Bexley House and Covington Pointe Apartments and an increase in other income. Other income has increased as a result of increased utility collections at Bexley House and legal and lease cancellation fees at Covington Pointe Apartments due to an increase in tenant turnover.

    Partially offsetting the increase in net income was an increase in operating expense, maintenance expense, loss on disposition of property and general and administrative expense. Operating expense increased due to efforts at Covington Point and Bexley House to increase occupancies which resulted in increased concessions and rental commissions. Increased salaries at Northsprings and Covington also contributed to the increase in operating expense. The increase in maintenance expense is attributed to increased painting and repairs at Northsprings Apartments which are necessary to complete the remaining renovations to improve the property's market position. Lakeside Apartments incurred a loss on roof replacement in 1995. There was no corresponding loss on the disposition of property in 1996. General and administrative expense increased due to increased insurance expense as a result of additional insurance coverage.

    The Partnership owns 17.5% of Sterling Crest Joint Venture. Equity in the income of the joint venture decreased as a result of a decrease in net income of Sterling Crest Joint Venture's investment property, Brighton Crest. Net income decreased due to an increase in utilities as a result of the extreme winter and an increase in maintenance expense due to major landscaping projects for tree removal, trimming and planting for the spring season.

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

    The Partnership had unrestricted cash of $701,000 at March 31, 1996, versus $1,200,000 at March 31, 1995. Net cash provided by operating activities decreased as a result of the increase in cash used for accounts payable due to the timing of payments to vendors. Other liabilities also decreased due to a reduction in prepaid rental income from tenants. Net cash used in investing activities increased primarily as a result of an increase in property improvements and replacements. Receipts from restricted escrows decreased due to the depletion of reserves during 1995. Net cash used in financing activities increased due to an increase in distributions during 1996.

    The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $11,901,000 net of discount, is amortized over varying periods with required balloon payments ranging from July 1996 to October 2003, at which time the properties will either be refinanced or sold. Future cash distributions will depend on the levels of net cash generated from operations, capital expenditure requirements, property sales and the availability of cash reserves. Distributions to partners during the three months ended March 31, 1996 and 1995, were $140,000 and $100,000, respectively.



                        PART II - OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           a)  Exhibits:

               Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

           b)  Reports on Form 8-K:

               None filed during the quarter ended March 31, 1996.




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



                                   DAVIDSON INCOME REAL ESTATE, L.P.

                                   By: DAVIDSON DIVERSIFIED PROPERTIES, INC.,
                                       as Managing General Partner



                                   By:/s/ Carroll D. Vinson
                                      Carroll D. Vinson
                                      President




                                   By:/s/ Robert D. Long, Jr.
                                      Robert D. Long, Jr.
                                      Vice President/CAO


                                   Date:  May 3, 1996