Form 10QSB
period 1996-06-30
DAVIDSON INCOME REAL ESTATE LP
filed 1996-08-06
CIK 768598

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


                  For the quarterly period ended June 30, 1996

                                       or

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

                                  June 30, 1996

 Assets
    Cash and cash equivalents:
       Unrestricted                                                 $   620
       Restricted--tenant security deposits                             115
    Accounts receivable                                                  10
    Escrows for taxes                                                   183
    Restricted escrows                                                  217
    Other assets                                                        342
    Investment properties:
       Land                                          $ 4,120
       Buildings and related personal property        19,583
                                                      23,703
       Less accumulated depreciation                  (8,822)        14,881

    Investment in Joint Venture                                         352

                                                                    $16,720


 Liabilities and Partners' Capital (Deficit)
 Liabilities
       Accounts payable                                             $    46
       Tenant security deposits                                         114
       Accrued taxes                                                    226
       Other liabilities                                                145
       Mortgage notes payable                                        11,871

 Partners' Capital (Deficit)
       General partners                              $  (640)
       Limited partners (26,776 units
         issued and outstanding)                       4,958          4,318

                                                                    $16,720

           See Accompanying Notes to Consolidated Financial Statements

b)                     DAVIDSON INCOME REAL ESTATE, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                     Three Months Ended            Six Months Ended
                                          June 30,                     June 30,
                                      1996         1995           1996          1995
 Revenues:
    Rental income                    $ 1,114      $ 1,053        $ 2,241       $ 2,093
    Other income                          62           55            122           110
       Total revenues                  1,176        1,108          2,363         2,203

 Expenses:
    Operating                            380          372            761           712
    General and administrative            55           66            112           115
    Maintenance                          137          117            264           236
    Depreciation                         211          193            417           384
    Interest                             284          286            569           573
    Property taxes                       113          106            225           213
       Total expenses                  1,180        1,140          2,348         2,233

 Equity in income of
    joint venture                         20           14             34            32

    Net income (loss)                $    16      $   (18)       $    49       $     2


 Net income (loss) allocated
    to general partners (3%)         $    --      $    (1)       $     1       $    --
 Net income (loss) allocated
    to limited partners (97%)             16          (17)            48             2
                                     $    16      $   (18)       $    49       $     2


 Net income (loss) per limited
    partnership unit                 $   .59      $  (.65)       $  1.78       $   .07

           See Accompanying Notes to Consolidated Financial Statements

c)                      DAVIDSON INCOME REAL ESTATE, L.P.

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)
                        (in thousands, except unit data)

                                    Limited
                                  Partnership    General      Limited
                                     Units       Partners     Partners         Total
 Original capital contributions      26,776      $     1      $ 26,776        $ 26,777

 Partners' capital (deficit)
    at December 31, 1995             26,776      $  (633)     $  5,182        $  4,549

 Distributions paid to partners                       (8)         (272)           (280)

 Net income for the six months
    ended June 30, 1996                                1            48              49

 Partners' capital (deficit)
    at June 30, 1996                 26,776      $  (640)     $  4,958        $  4,318

           See Accompanying Notes to Consolidated Financial Statements

d)                      DAVIDSON INCOME REAL ESTATE, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                   Six Months Ended
                                                                       June 30,
                                                                  1996         1995
 Cash flows from operating activities:
    Net income                                                   $    49      $     2
    Adjustments to reconcile net income to net
     cash provided by operating activities:
      Depreciation                                                   417          384
      Amortization of discounts and loan costs                        41           39
      Equity in income of joint venture                              (34)         (32)
    Change in accounts:
      Restricted cash                                                (12)          (9)
      Accounts receivable                                             --            1
      Escrows for taxes                                               98          174
      Other assets                                                   (44)           6
      Accounts payable                                              (157)         (62)
      Tenant security deposit liabilities                             11         (134)
      Accrued taxes                                                  (68)           7
      Other liabilities                                                8          (61)

          Net cash provided by operating activities                  309          315

 Cash flows from investing activities:
    Property improvements and replacements                          (246)        (107)
    Deposits to restricted escrows                                    (5)          (7)
    Receipts from restricted escrows                                  47           27
    Distributions from joint venture                                   7          158

          Net cash used in (provided by) investing activities       (197)          71

 Cash flows from financing activities:
    Payments on mortgage notes payable                               (72)         (69)
    Distributions paid to partners                                  (280)        (200)
    Additional loan costs                                            (16)          --

          Net cash used in financing activities                     (368)        (269)

 Net (decrease) increase in cash and cash equivalents               (256)         117

 Cash and cash equivalents at beginning of period                    876        1,147

 Cash and cash equivalents at end of period                      $   620      $ 1,264

 Supplemental disclosure of cash flow information:
    Cash paid for interest                                       $   494      $   534

           See Accompanying Notes to Consolidated Financial Statements


e)                      DAVIDSON INCOME REAL ESTATE, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of Davidson Income Real Estate, L.P. (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1995.

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


                                                       Six Months Ended
                                                            June 30,
                                                      1996          1995
                                                        (in thousands)

 Property management fees                               $116        $109

 Reimbursement for services of affiliates                 67          81


The Partnership insures its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner who receives payments on these obligations from the agent. The amount of the partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

Note C - Subsequent Event

Lakeside Apartments' mortgage indebtedness of approximately $3,812,000 matured July 1, 1996. The principal and accrued interest of approximately $3,846,000 was refinanced through a temporary bridge loan on July 1, 1996. The Partnership negotiated the temporary bridge loan in the amount of approximately $4,100,000 with Lehman Brothers Holding Inc., which matures on September 1, 1996, with a possible extension to October 1, 1996. The loan has a floating interest rate with a rate of 8% at July 1, 1996. The first interest only payment is due August 1, 1996.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1996 and 1995:

                                                       Average
                                                      Occupancy
 Property                                         1996         1995

 Northsprings Apartments
     Atlanta, Georgia                              97%         96%

 Lakeside Apartments
     Charlotte, North Carolina                     97%         97%

 Bexley House Apartments
     Columbus, Ohio                                96%         90%

 Covington Pointe Apartments
     Dallas, Texas                                 96%         88%

The increase in occupancy at Bexley House is attributed to property improvements and an increase in services provided to the tenants. The increase in occupancy at Covington Pointe is attributed to an increase in services provided to the tenants and a change in property management personnel.

The Partnership's net income for the six months ended June 30, 1996, was approximately $49,000, with the second quarter having income of approximately $16,000. The Partnership reported net income of approximately $2,000 and a loss of approximately $18,000 for the corresponding periods in 1995. The increase in net income is primarily attributable to increased rental income as a result of monthly rental rate increases at all properties and increases in occupancy at Bexley House, Covington Pointe and North Springs Apartments. Other income has also increased as a result of increased utility collections at Bexley House and increased legal and lease cancellation fees at Covington Pointe Apartments due to an increase in tenant turnover. Partially offsetting the increase in net income was an increase in maintenance expense which was performed to increase occupancy at the Partnership's investment properties.

The Partnership owns 17.5% of Sterling Crest Joint Venture. Equity in the income of the joint venture increased as a result of an increase in the net income of Sterling Crest Joint Venture's investment property, Brighton Crest. The increase in net income was due to an increase in rental rates which was partially offset by an increase in operating expense. Operating expense increased due to advertising costs associated with the efforts to increase occupancy.

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

The Partnership had unrestricted cash of $620,000 at June 30, 1996, versus $1,264,000 at June 30, 1995. Net cash provided by operating activities decreased as a result of the increase in cash used for accounts payable due to the timing of payments to vendors. Also, other liabilities increased due to an increase in prepaid rents which resulted in a source of cash in 1996. Net cash used in investing activities increased primarily as a result of an increase in property improvements and replacements and a decrease in distributions from the joint venture. Offsetting these changes, net receipts from restricted escrows increased in 1996 due to property improvements and replacements at North Springs. Net cash used in financing activities increased due to an increase in distributions during 1996. The Partnership also incurred loan costs due to the refinancing of Lakeside Apartment's mortgage in July.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $11,871,000, net of discount, is amortized over varying periods with required balloon payments ranging from July 1996 to October 2003, at which time the properties will either be refinanced or sold. Lakeside Apartments' mortgage indebtedness of approximately $3,812,000 matured July 1, 1996. The principal and accrued interest of approximately $3,846,000 was refinanced through a temporary bridge loan on July 1, 1996. The Partnership negotiated the temporary bridge loan in the amount of approximately $4,100,000 with Lehman Brothers Holding Inc., which matures on September 1, 1996, with a possible extension to October 1, 1996. The loan has a floating interest rate with a rate of 8% at July 1, 1996. The first interest only payment is due August 1, 1996. Future cash distributions will depend on the levels of net cash generated from operations, capital expenditure requirements, property sales and the availability of cash reserves. Distributions to partners during 1996 and 1995 were $280,000 and $200,000, respectively.



                        PART II - OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           a)  Exhibits:

               Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

           b)  Reports on Form 8-K:

               None filed during the quarter ended June 30, 1996.







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



                                   Date:  August 6, 1996