Form 10QSB
period 1996-09-30
DAVIDSON INCOME REAL ESTATE LP
filed 1996-11-07
CIK 768598

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


                      For the quarterly period ended September 30, 1996

                                              or

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

                                        September 30, 1996

Assets
  Cash and cash equivalents:
     Unrestricted                                                               $ 1,085
     Restricted--tenant security deposits                                           111
  Accounts receivable                                                                 9
  Escrows for taxes                                                                 274
  Restricted escrows                                                                211
  Other assets                                                                      350
  Investment properties:
     Land                                                     $ 4,120
     Buildings and related personal property                   19,661
                                                               23,781
     Less accumulated depreciation                             (9,036)           14,745

  Investment in Joint Venture                                                       272

                                                                                $17,057

Liabilities and Partners' Capital (Deficit)
Liabilities
  Accounts payable                                                              $    44
  Tenant security deposits                                                          111
  Accrued taxes                                                                     346
  Other liabilities                                                                 192
  Mortgage notes payable                                                         12,136

Partners' Capital (Deficit)
  General partners                                            $  (642)
  Limited partners (26,776 units
     issued and outstanding)                                    4,870             4,228

                                                                                $17,057
          See Accompanying Notes to Consolidated Financial Statements

b)                      DAVIDSON INCOME REAL ESTATE, L.P.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                      (in thousands, except per unit data)

                                              Three Months Ended         Nine Months
                                                 September 30,             September
                                              1996         1995        1996         1996
Revenues:
  Rental income                             $ 1,132      $ 1,072     $ 3,373      $ 3,165
  Other income                                   65           69         188          179
     Total revenues                           1,197        1,141       3,561        3,344
Expenses:
  Operating                                     370          349       1,131        1,060
  General and administrative                     45           58         157          173
  Maintenance                                   179          144         443          379
  Depreciation                                  214          197         631          582
  Interest                                      260          287         829          860
  Property taxes                                144          104         370          317
     Total expenses                           1,212        1,139       3,561        3,371
Equity in income of
  joint venture                                  25            7          59           38

    Net income                              $    10      $     9     $    59      $    11

Net income allocated
  to general partners (3%)                  $    --      $    --     $     2      $    --
Net income allocated
  to limited partners (97%)                      10            9          57           11
                                            $    10      $     9     $    59      $    11

Net income per limited
  partnership unit                          $   .35      $   .34     $  2.13      $   .41

           See Accompanying Notes to Consolidated Financial Statements

c)                      DAVIDSON INCOME REAL ESTATE, L.P.

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)

                                          Limited
                                        Partnership     General         Limited
                                           Units        Partners        Partners      Total
Original capital contributions             26,776       $     1         $ 26,776     $ 26,777

Partners' capital (deficit)
  at December 31, 1995                     26,776       $  (633)        $  5,182     $  4,549

Distributions paid to partners                              (11)            (369)        (380)

Net income for the nine months
  ended September 30, 1996                                    2               57           59

Partners' capital (deficit)
  at September 30, 1996                    26,776       $  (642)        $  4,870     $  4,228

          See Accompanying Notes to Consolidated Financial Statements

d)                     DAVIDSON INCOME REAL ESTATE, L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                      Nine Months Ended
                                                        September 30,
                                                      1996         1995
Cash flows from operating activities:
  Net income                                        $    59      $    11
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                       631          582
     Amortization of discounts and loan costs            57           61
     Equity in income of joint venture                  (59)         (38)
     Change in accounts:
       Restricted cash                                   (8)         (15)
       Accounts receivable                                1            5
       Escrows for taxes                                  7           69
       Accounts payable                                (159)         (66)
       Tenant security deposit liabilities                9           13
       Accrued taxes                                     51          (30)
       Other liabilities                                 55          (38)

        Net cash provided by operating activities       644          554

Cash flows from investing activities:
  Property improvements and replacements               (324)        (216)
  Deposits to restricted escrows                         (7)         (12)
  Receipts from restricted escrows                       55           27
  Distributions from joint venture                      112          175

         Net cash used in investing activities         (164)         (26)

Cash flows from financing activities:
  Proceeds from interim refinancing                   4,100           --
  Repayment of mortgage notes payable                (3,812)          --
  Payments on mortgage notes payable                   (101)        (104)
  Distributions paid to partners                       (380)        (300)
  Loan costs                                            (78)          --

         Net cash used in financing activities         (271)        (404)

Net increase in cash and cash equivalents               209          124

Cash and cash equivalents at beginning of period        876        1,147
Cash and cash equivalents at end of period          $ 1,085      $ 1,271

Supplemental disclosure of cash flow information:
  Cash paid for interest                            $   744      $   834


           See Accompanying Notes to Consolidated Financial Statements


e)                      DAVIDSON INCOME REAL ESTATE, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Davidson Income Real Estate, L.P. (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Diversified Properties, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1995.

Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.


NOTE B  - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. Property management fees paid to affiliates of Insignia Financial Group, Inc. during the nine months ended September 30, 1996 and 1995, are included in operating expenses on the Consolidated Statement of Operations and are reflected in the following table. The managing general partner and its affiliates received reimbursements and fees as reflected in the following table:

                                                      Nine Months Ended
                                                         September 30,
                                                    1996             1995
                                                        (in thousands)

Property management fees                            $175              $165

Reimbursement for services of affiliates             100               107


Included in "reimbursements for services of affiliates" for 1996 and 1995, are $4,000 and $1,000 respectively in reimbursements for construction oversight costs.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES - continued

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

NOTE C - MORTGAGE

Lakeside Apartments' mortgage indebtedness of approximately $3,812,000 matured July 1, 1996. The principal and accrued interest of approximately $3,846,000 was refinanced through a temporary bridge loan on July 1, 1996. The Partnership negotiated the temporary bridge loan in the amount of approximately $4,100,000 with Lehman Brothers Holding, Inc. The initial agreement required that the loan mature September 1, 1996, with a possible extension to October 1, 1996. A subsequent amendment has extended the maturity date to November 15, 1996. At its sole discretion, Lehman Brothers may grant a one-time extension of the amended maturity date to December 31, 1996, if permanent refinancing has not been obtained. The loan has a floating interest rate with a rate of 7.94% at September 30, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1996 and 1995:
                                                                Average
                                                               Occupancy
Property                                                   1996            1995

Northsprings Apartments
  Atlanta, Georgia                                          97%             96%

Lakeside Apartments
  Charlotte, North Carolina                                 96%             97%

Bexley House Apartments
  Columbus, Ohio                                            97%             90%

Covington Pointe Apartments
  Dallas, Texas                                             95%             89%


The increase in occupancy at Bexley House is attributed to property improvements and an increase in services provided to the tenants. The increase in occupancy at Covington Pointe stems primarily from additional advertising.

The Partnership's net income for the nine months ended September 30, 1996, was approximately $59,000, with the three months ended September 30, 1996, having net income of approximately $10,000. The Partnership reported net income of approximately $11,000 and $9,000 for the corresponding periods in 1995. The increase in net income is primarily attributable to increased rental income as a result of monthly rental rate increases at all the Partnership's investment properties and increases in occupancy at Bexley House, Covington Pointe and Northsprings Apartments. Also, general and administrative expense decreased due to a decrease in reimbursements to affiliates. Partially offsetting the increase in net income was an increase in maintenance expense and property tax expense. Maintenance expense increased at Covington Pointe for exterior and interior building repairs and parking lot repairs needed to effectively compete in a market saturated with newly constructed complexes. Northsprings and Lakeside incurred additional maintenance expense in 1996 due to interior painting, water devise repairs, and landscaping to remain competitive in their respective markets. Property tax expense increased reflecting payment by Northsprings of a 1995 bill previously under appeal.

The Partnership owns 17.5% of Sterling Crest Joint Venture. Equity in the income of the joint venture increased as a result of an increase in the net income of Sterling Crest Joint Venture's investment property, Brighton Crest. The increase in net income was due to an increase in rental rates and an increase in corporate unit income partially offset by an increase in operating expense. The increase in corporate unit income stemmed from additional rents to patrons of the Olympic games. Operating expense increased due to higher utilities and corporate unit expense related to the additional rents.

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

The Partnership had unrestricted cash of $1,085,000 at September 30, 1996, versus $1,271,000 at September 30, 1995. Net cash provided by operating activities increased as a result of the increase in net income as discussed above. Other liabilities increased due to an increase in prepaid rents due to timing differences and an increase in accrued interest as a result of the refinancing at Lakeside. Offsetting the increase in cash provided by operations was an increase in cash used for accounts payable due to the timing of payments to vendors. Net cash used in investing activities increased primarily as a result of an increase in property improvements and replacements and a decrease in distributions from the joint venture. Offsetting these changes, net receipts from restricted escrows increased in 1996 due to property improvements and replacements at North Springs. Net cash used in financing activities decreased due to the temporary refinancing of Lakeside Apartments which resulted in net proceeds received. Partially offsetting this decrease was an increase in distributions to partners and in loan costs incurred via the refinancing mentioned above.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $12,136,000, net of discount, is amortized over varying periods with required balloon payments ranging from November 1996 to October 2003, at which time the properties will either be refinanced or sold. Lakeside Apartments' mortgage indebtedness of approximately $3,812,000 matured July 1, 1996. The principal and accrued interest of approximately $3,846,000 was refinanced through a temporary bridge loan on July 1, 1996. The Partnership negotiated the temporary bridge loan in the amount of approximately $4,100,000 with Lehman Brothers Holding Inc. The initial agreement required that the loan mature September 1, 1996, with a possible extension to October 1, 1996. A subsequent amendment has extended the maturity date to November 15, 1996. At its sole discretion, the lender may grant a one-time extension of the amended maturity date to December 31, 1996, if permanent refinancing has not been obtained. The loan has a floating interest rate with a rate of 7.94% at September 30, 1996. Future cash distributions will depend on the levels of net cash generated from operations, capital expenditure requirements, property sales and the availability of cash reserves. Distributions to partners during 1995, and the nine months ended September 30, 1996, were $300,000 and $380,000, respectively.




                        PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         a) Exhibits:

            Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            Exhibit 10QQ, contracts related to refinancing debt:

            (a)  Multifamily Note dated July 1, 1996, between Davidson
                 Income Real Estate, L.P., a Delaware limited partnership and Lehman Brothers Holdings, Inc. d/b/a Lehman Capital, a Division of Lehman Brothers Holdings, Inc.

            (b) Rider To Multifamily Note dated July 1, 1996, between Davidson Income Real Estate, L.P., a Delaware limited partnership and Lehman Brothers Holdings, Inc. d/b/a Lehman Capital, a Division of Lehman Brothers Holdings, Inc.

         b) Reports on Form 8-K:

            None filed during the quarter ended September 30, 1996.



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

                             Date:  November 7, 1996