Form 10KSB/A
period 1995-12-31
DAVIDSON INCOME REAL ESTATE LP
filed 1997-01-10
CIK 768598

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                               SECTION 13 OR 15(D)
                   (As last amended by 34-31905, eff. 4/26/93)

                                  FORM 10-KSB/A

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


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

      The Partnership's net loss for the year ended December 31, 1995, was $216,376 compared to a net loss of $308,178 for the corresponding period of 1994. The decrease in net loss in 1995 is primarily attributable to increased rental revenue as a result of a $277 increase in the average annual rental rate per unit of the Partnership's Investment Properties during 1995 in comparison to 1994, and a 6% increase in occupancy at Lakeside Apartments. (See Item 2. Description of Properties for further discussion.) Other income has increased as a result of increased cleaning and damage fees at Lakeside Apartments due to the higher occupancy and turnover rates, and increased lease cancellation fees at Covington Pointe Apartments due to tenant turnover.

      Partially offsetting the decrease in net loss was an increase in maintenance expense of $69,734 and an increase in loss on disposal of property of $17,324. Maintenance expense increased due to maintenance projects and asbestos removal performed at the properties in 1995. Lakeside and Northsprings Apartments completed major landscaping projects to improve the properties' appearances. Northsprings incurred additional maintenance expense due to the removal of asbestos found at the property. Roofs were replaced at both Northsprings and Lakeside Apartments during 1995 resulting in the loss on disposal of property. The loss on disposal of property during 1994 also resulted from roof replacements.

      The Partnership owns 17.5% of Sterling Crest Joint Venture. Equity in the income of the joint venture increased $14,395 as a result of an increase in net income of Sterling Crest Joint Venture's investment property, Brighton Crest. Brighton Crest's net income increased due to an increase in rental rates and an increase in other income due to increased lease cancellation fees.

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

           See Accompanying Notes to Consolidated Financial Statements

                 DAVIDSON INCOME REAL ESTATE LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                                December 31, 1995


NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

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

NOTE B - INVESTMENT IN JOINT VENTURE

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


NOTE D - INCOME TAXES

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


NOTE E - TRANSACTIONS WITH AFFILIATED PARTIES

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


NOTE F - REAL ESTATE AND ACCUMULATED DEPRECIATION


                                             Initial Cost
                                            To Partnership
                                                                    Cost
                                                   Buildings     Capitalized
                                                  and Related   (Written Down)
                                                    Personal    Subsequent to
 Description           Encumbrances       Land      Property     Acquisition

 Northsprings          $ 1,996,254    $  736,021  $ 4,195,924   $  (436,603)

 Lakeside                3,827,984     1,259,254    5,791,309      (803,336)

 Bexley House            1,410,174       646,518    3,066,691      (262,629)

 Covington Pointe        4,890,890     1,935,043    7,041,470       295,289

   Totals              $12,125,302    $4,576,836  $20,095,394   $(1,207,279)

<caption)
                                       Gross Amount At Which Carried
                                            At December 31, 1995
                                  Buildings
                                     And
                                   Personal                   Accumulated       Date of        Date      Depreciable
Description      Land              Property         Total     Depreciation   Construction    Acquired     Life-Years
Northsprings  $ 596,800         $ 3,898,542    $ 4,495,342   $  1,807,059        1969          11/85         5-25

Lakeside      1,046,092           5,201,135      6,247,227      2,423,360        1980          05/86         5-25

Bexley House    541,609           2,908,971      3,450,580      1,225,817        1972          09/86         5-25

Covington     1,935,043           7,336,759      9,271,802      2,955,408        1982          03/87         5-25

 Totals       $4,119,544        $19,345,407    $23,464,951    $ 8,411,644


Reconciliation of  Real Estate and Accumulated Depreciation :

                                             Years Ended December 31,
                                                1995            1994
 Real Estate
 Balance at beginning of year               $23,229,978     $23,081,494
      Property improvements                     481,818         305,448
      Disposal of property                     (246,845)       (156,964)
 Balance at End of Year                     $23,464,951     $23,229,978

 Accumulated Depreciation
 Balance at beginning of year               $ 7,787,553     $ 7,134,472
     Additions charged to expense               782,111         738,544
     Disposal of property                      (158,020)        (85,463)
 Balance at End of Year                     $ 8,411,644     $ 7,787,553

The aggregate cost of the real estate for Federal income tax purposes at December 31, 1995 and 1994 is $26,641,047 and $26,159,229. The accumulated depreciation taken for Federal income tax purposes at December 31, 1995 and 1994 is $7,730,950 and $6,892,422.


NOTE G - COMMITMENTS

The Partnership Agreement provides for the Managing General Partner to receive a fee of 2% of adjusted cash from operations, as defined in the partnership agreement, payable only after the Partnership has distributed to all limited partners, adjusted cash from operations in any year equal to 10% of their adjusted invested capital as defined in the partnership agreement. No fees were payable for the years ended December 31, 1995, or December 31, 1994.

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

    The Partnership Agreement provides for the Managing General Partner to receive a fee of 2% of adjusted cash from operations, as defined in the partnership agreement, payable only after the Partnership has distributed to all limited partners, adjusted cash from operations in any year equal to 10% of their adjusted invested capital as defined in the partnership agreement. No fees were payable for the years ended December 31, 1995, or December 31, 1994.


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


                                 Date: January 10, 1997



          In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.



/s/ Carroll D. Vinson               President            January 10, 1997
Carroll D. Vinson



/s/ Robert D. Long, Jr.             Vice President/CAO   January 10, 1997
Robert D. Long, Jr.



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