Form 10QSB/A
period 1996-03-31
DAVIDSON INCOME REAL ESTATE LP
filed 1997-01-10
CIK 768598

FORM 10-QSB--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT
                   (As last amended by 34-32231, eff. 6/3/93.)


                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

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

 Net income for the three
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

    The Partnership's net income for the three months ended March 31, 1996, was $33,000 compared to net income of $20,000 for the corresponding period of 1995. The increase in net income is primarily attributable to increased apartment revenues as a result of monthly rental rate increases at all properties and increases in occupancy at Bexley House of 7% and Covington Pointe Apartments of 8% and an increase in other income. Other income has increased as a result of increased utility collections at Bexley House and legal and lease cancellation fees at Covington Pointe Apartments due to an increase in tenant turnover. Lakeside Apartments also incurred a $6,000 loss on disposal of property due to a loss on roof replacement in 1995. There was no corresponding loss on the disposition of property in 1996.

    Partially offsetting the increase in net income was an increase in operating expense of approximately $37,000, maintenance expense of approximately $15,000, and general and administrative expense of approximately $8,000. Operating expense increased due to efforts at Covington Point and Bexley House to increase occupancies which resulted in increased concessions and rental commissions. Increased salaries at Northsprings and Covington also contributed to the increase in operating expense. The increase in maintenance expense is attributed to increased painting and repairs at Northsprings Apartments which are necessary to complete the remaining renovations to improve the property's market position. General and administrative expense increased due to increased insurance expense as a result of additional insurance coverage.

    The Partnership owns 17.5% of Sterling Crest Joint Venture. Equity in the income of the joint venture decreased approximately $4,000 as a result of a decrease in net income of Sterling Crest Joint Venture's investment property, Brighton Crest. Net income decreased due to an increase in utilities as a result of the extreme winter and an increase in maintenance expense due to major landscaping projects for tree removal, trimming and planting for the spring season.

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


                                   Date: January 10, 1997