Form 10QSB/A
period 1996-06-30
DAVIDSON INCOME REAL ESTATE LP
filed 1997-01-10
CIK 768598

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes X   No      .


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

           See Accompanying Notes to Consolidated Financial Statements

e)                      DAVIDSON INCOME REAL ESTATE, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Davidson Income Real Estate, L.P. (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been accepted accounting principles for interim financial information and with the included. Operating results for the six month period ended June 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1995.

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

The Partnership's net income for the six months ended June 30, 1996, was approximately $49,000, with the second quarter having income of approximately $16,000. The Partnership reported net income of approximately $2,000 and a loss of approximately $18,000 for the corresponding periods in 1995. The increase in net income is primarily attributable to increased rental income as a result of monthly rental rate increases at all properties and increases in occupancy at Bexley House of 6%, Covington Pointe of 8% and North Springs Apartments of 1% as discussed in the previous paragraph. Other income has also increased as a result of increased utility collections at Bexley House and increased legal and lease cancellation fees at Covington Pointe Apartments due to an increase in tenant turnover. Partially offsetting the increase in net income was an increase in maintenance expense of approximately $20,000 and $28,000 for the three and six months ended June 30, 1996, which was performed to increase occupancy at the Partnership's investment properties.

The Partnership owns 17.5% of Sterling Crest Joint Venture. Equity in the income of the joint venture increased approximately $6,000 and $2,000 for the three and six months ended June 30, 1996, as a result of an increase in the net income of Sterling Crest Joint Venture's investment property, Brighton Crest. The increase in net income was due to an increase in rental rates which was partially offset by an increase in operating expense. Operating expense increased due to advertising costs associated with the efforts to increase occupancy.

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