Form 10QSB/A
period 1996-09-30
DAVIDSON INCOME REAL ESTATE LP
filed 1997-01-10
CIK 768598

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

                                                                $17,057

          See Accompanying Notes to Consolidated Financial Statements


b)                         DAVIDSON INCOME REAL ESTATE, L.P.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                      (in thousands, except per unit data)



                                      Three Months Ended     Nine Months Ended
                                       September 30,           September 30,
                                       1996        1995       1996        1995
Revenues:
  Rental income                      $ 1,132     $ 1,072    $ 3,373     $ 3,165
  Other income                            65          69        188         179
     Total revenues                    1,197       1,141      3,561       3,344
Expenses:
  Operating                              370         349      1,131       1,060
  General and administrative              45          58        157         173
  Maintenance                            179         144        443         379
  Depreciation                           214         197        631         582
  Interest                               260         287        829         860
  Property taxes                         144         104        370         317
     Total expenses                    1,212       1,139      3,561       3,371
Equity in income of
  joint venture                           25           7         59          38

    Net income                       $    10     $     9    $    59     $    11

Net income allocated
  to general partners (3%)           $    --     $    --    $     2     $    --
Net income allocated
  to limited partners (97%)               10           9         57          11
                                     $    10     $     9    $    59     $    11

Net income per limited
  partnership unit                   $   .35     $   .34    $  2.13     $   .41


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

The Partnership's net income for the nine months ended September 30, 1996, was approximately $59,000, with the three months ended September 30, 1996, having net income of approximately $10,000. The Partnership reported net income of approximately $11,000 and $9,000 for the corresponding periods in 1995. The increase in net income is primarily attributable to increased rental income as a result of monthly rental rate increases at all of the Partnership's investment properties and increases in occupancy at Bexley House of 7%, Covington Pointe of 6% and Northsprings Apartments of 1% as discussed above. Also, general and administrative expense decreased approximately $13,000 and $16,000 for the three and nine months ended September 30, 1996, due to a decrease in reimbursements to affiliates. Partially offsetting the increase in net income was an increase in maintenance expense of approximately $35,000 and $64,000 for the three and nine months ended September 30, 1996, and property tax expense of approximately $40,000 and $53,000 respectively. Maintenance expense increased at Covington Pointe for exterior and interior building repairs and parking lot repairs needed to effectively compete in a market saturated with newly constructed complexes. Northsprings and Lakeside incurred additional maintenance expense in 1996 due to interior painting, water devise repairs, and landscaping to remain competitive in their respective markets. Property tax expense increased reflecting payment by Northsprings of a 1995 bill previously under appeal.

The Partnership owns 17.5% of Sterling Crest Joint Venture. Equity in the income of the joint venture increased approximately $18,000 and $21,000 for the three and nine months ended September 30, 1996, as a result of an increase in the net income of Sterling Crest Joint Venture's investment property, Brighton Crest. The increase in net income was due to an increase in rental rates and an increase in corporate unit income partially offset by an increase in operating expense. The increase in corporate unit income stemmed from additional rents to patrons of the Olympic games. Operating expense increased due to higher utilities and corporate unit expense related to the additional rents.

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