Form 10KSB
period 1996-12-31
DAVIDSON INCOME REAL ESTATE LP
filed 1997-03-24
CIK 768598

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                              SECTION 13 OR 15(d)
                  (As last amended by 34-31905, eff. 4/26/93)

                                  FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                  For the fiscal year ended December 31, 1996
                                      or
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
                 For the transition period.........to.........

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

State issuer's revenues for its most recent fiscal year.  $ 4,709,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 1996. Market Value information for the Registrant's partnership interests is not available. Should a trading market develop for these interest, it is the Managing General Partner's belief that such trading would not exceed $25,000,000.

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

A further description of the Partnership's business is included in "Management's Discussion and Analysis or Plan of Operation" included in "Item 6" of this form 10-KSB.

The Registrant has no employees. Management and administrative services are performed by the Managing General Partner and by Insignia Residential Group, L.P., an affiliate of Insignia Financial Group, Inc. ("Insignia"). Effective January 1, 1992, affiliates of Insignia began to provide partnership administration, asset management, and investor services for the Partnership.
See "Item 12. Certain Relationships and Related Transactions" for an enumeration of the affiliates and the compensation and reimbursement received from the Registrant during 1996 and 1995.

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

Schedule of Properties:
(dollar amounts in thousands)


                    Gross
                  Carrying   Accumulated                  Federal
Property            Value   Depreciation   Rate   Method Tax Basis

Northsprings      $ 4,624      $1,974    5-25 yrs   S/L   $ 3,777
Lakeside            6,367       2,632    5-25 yrs   S/L     4,960
Bexley House        3,601       1,383    5-25 yrs   S/L     2,876
Covington Pointe    9,321       3,266    5-25 yrs   S/L     6,902

                  $23,913      $9,255                     $18,515



See "Note A" to the financial statements included in "Item 7" for a description of the Partnership's depreciation policy.


Schedule of Mortgages:
(dollar amounts in thousands)



                   Principal                                 Principal
                  Balance At   Stated                         Balance
                 December 31, Interest   Period    Maturity    Due At
Property             1996       Rate    Amortized    Date     Maturity

Northsprings
 1st mortgage     $ 1,912       7.83%  28.67 yrs   10/15/03    $1,701
 2nd mortgage          61       7.83%     (1)      10/15/03        61

Lakeside
 1st mortgage       4,100       7.33%     (1)      11/01/03     4,100

Bexley House
 1st mortgage       1,330       7.60%  21.40 yrs   11/15/02     1,052
 2nd mortgage          45       7.60%     (1)      11/15/02        45

Covington Pointe
 1st mortgage       4,685       7.83%  28.67 yrs   10/15/03     4,169
 2nd mortgage         150       7.83%     (1)      10/15/03       150

    Total          12,283

Less unamortized
  discounts          (171)

                  $12,112


(1) Interest only payments.

Average annual rental rate and occupancy for 1996 and 1995 for each property:

                        Average Annual             Average
                    Rental Rates Per Unit         Occupancy

Property              1996         1995        1996       1995

Northsprings       $ 9,008       $8,331         96%        96%
Lakeside             6,021        5,711         95%        97%
Bexley House        11,076       11,113         97%        91%
Covington Pointe     9,192        9,084         92%        91%


The Managing General Partner attributes the increase in occupancy at Bexley House Apartments to property improvements and an increase in services provided to the tenants.

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

Real estate taxes and rates in 1996 for each property were (in thousands):

                                    1996      1996
                                  Billing     Rate

Northsprings                       $ 70       4.03
Lakeside                             81       1.37
Bexley House                         85       8.12
Covington Pointe                    211       2.59


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


Item 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of 1996, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.


                                    PART II


Item 5. Market for Partnership Equity and Related Partner Matters

There is no established market for the Units and it is not anticipated that any will occur in the foreseeable future. As of December 31, 1996, there are 3,123 holders of record owning an aggregate of 26,776 units. No public trading has developed for the Units, and it is not anticipated that such a market will develop in the future. Distributions of approximately $480,000 were made in 1996 while distributions of approximately $601,000 were made during 1995. Future distributions will depend on the levels of cash generated from operations, refinancings, property sales and the availability of cash reserves.

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


Item 6.  Management's Discussion and Analysis or Plan of Operation

Results of Operations

The Partnership's net income for the year ended December 31, 1996, was approximately $42,000 compared to a net loss of approximately $216,000 for the corresponding period of 1995. The increase in net income is primarily attributable to increased rental income as a result of monthly rental rate increases at Northsprings, Lakeside and Covington and increases in occupancy at Bexley House, and Covington Pointe. Also contributing to the increase in net income was a decrease in maintenance expense and loss on disposal of property. Maintenance expense decreased as a result of major landscaping projects completed at Lakeside and Northsprings Apartments in 1995. Additionally, maintenance expense decreased as a result of an asbestos abatement project completed at Northsprings in 1995. Also, an exterior painting project was completed at Bexley House in 1995. Included in maintenance expense in 1996 is approximately $78,000 of major repairs and maintenance comprised primarily of major landscaping, parking lot repairs and exterior building repairs. Loss on the disposal of property decreased as a result of the completion of roof replacements at Northsprings and Lakeside Apartments in 1995.

The Partnership owns 17.5% of Sterling Crest Joint Venture. Equity in the income of the joint venture increased as a result of an increase in the net income of Sterling Crest Joint Venture's investment property, Brighton Crest. The increase in net income was due to an increase in rental rates and an increase in corporate unit income which stemmed from additional rents to patrons of the Olympic games. Operating expense increased due to higher utilities and corporate unit expense related to the additional rents.

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

Liquidity and Capital Resources

At December 31, 1996, the Partnership had unrestricted cash of approximately $655,000 compared to approximately $876,000 at December 31, 1995. Net cash provided by operating activities increased as a result of the increase in net income as discussed above. Offsetting the increase in cash provided by operating activities was an increase in cash used for accounts payable due to timing of payments to vendors. Net cash used in investing activities increased primarily as a result of an increase in property improvements and replacements, an increase in deposits to restricted escrows and a decrease in distributions from the joint venture. Net cash used in financing activities decreased due to the refinancing of Lakeside Apartments in 1996, which resulted in net proceeds to the Partnership, and a decrease in distributions to partners in 1996.

The Partnership has no material capital programs scheduled to be performed in 1997, although certain routine capital expenditures and maintenance expenses have been budgeted. These capital expenditures and maintenance expenses will be incurred only if cash is available from operations or is received from the capital reserve accounts.

On November 13, 1996, the Partnership successfully refinanced Lakeside Apartments. The Partnership received $4.1 million in gross proceeds from the financing. The mortgage note requires monthly interest only payments at a stated interest rate of 7.33% and has a balloon payment due November 1, 2003. The Partnership retired debt of approximately $3,812,000 which had a stated interest rate of 10.75% and matured on July 1, 1996. Bridge loans were obtained until the permanent refinancing was finalized.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $12,112,000, net of discount, is amortized over varying periods with required balloon payments ranging from November 2002, to November 2003, at which time the properties will either be refinanced or sold. Distributions paid to partners during the years ended December 31, 1996 and 1995, were approximately $480,000 and $601,000. Future cash distributions will depend on the levels of net cash generated from operations, capital expenditure requirements, property sales and the availability of cash reserves.


Item 7.  Financial Statements


DAVIDSON INCOME REAL ESTATE LIMITED PARTNERSHIP

LIST OF CONSOLIDATED FINANCIAL STATEMENTS



    Report of Independent Auditors

    Consolidated Balance Sheet - December 31, 1996

    Consolidated Statements of Operations - Years ended December 31, 1996 and 1995

     Consolidated Statements of Changes in Partners' Capital (Deficit) - Years ended December 31, 1996 and 1995

    Consolidated Statements of Cash Flows - Years ended December 31, 1996 and 1995

    Notes to Consolidated Financial Statements



                Report of Ernst & Young LLP, Independent Auditors




The Partners
Davidson Income Real Estate, L.P.


We have audited the accompanying consolidated balance sheet of Davidson Income Real Estate, L.P. (A Limited Partnership) as of December 31, 1996, and the related consolidated statements of operations, changes in partners' capital (deficit) and cash flows for each of the two years in the period ended
December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Davidson Income Real Estate, L.P. (A Limited Partnership) as of December 31, 1996, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                                       /s/ERNST & YOUNG LLP

Greenville, South Carolina
February 5, 1997

                DAVIDSON INCOME REAL ESTATE LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEET

                               December 31, 1996
                        (in thousands, except unit data)


Assets
  Cash and cash equivalents:
     Unrestricted                                                  $   655
     Restricted--tenant security deposits                              101
  Accounts receivable                                                   20
  Escrow for taxes                                                     272
  Restricted escrows                                                   410
  Other assets                                                         375
  Investment properties:
     Land                                         $ 4,120
     Buildings and related personal property       19,793
                                                   23,913
     Less accumulated depreciation                 (9,255)          14,658
  Investment in Joint Venture                                          291

                                                                   $16,782


Liabilities and Partners' Capital (Deficit)
Liabilities
  Accounts payable                                                 $    63
  Tenant security deposits                                             101
  Accrued taxes                                                        297
  Other liabilities                                                     98
  Mortgage notes payable                                            12,112

Partners' Capital (Deficit)
  General partners                                $  (645)
  Limited partners (26,776 units
     issued and outstanding)                        4,756            4,111

                                                                   $16,782

          See Accompanying Notes to Consolidated Financial Statements


                DAVIDSON INCOME REAL ESTATE LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)


                                                      Years Ended December 31,
                                                          1996         1995
Revenues:
 Rental income                                         $ 4,459       $ 4,268
 Other income                                              250           239
    Total revenues                                       4,709         4,507

Expenses:
 Operating                                               1,518         1,434
 General and administrative                                234           240
 Maintenance                                               587           657
 Depreciation                                              850           782
 Interest                                                1,084         1,145
 Property taxes                                            472           433
 Loss on disposal of property                               --            89
    Total expenses                                       4,745         4,780

Equity in income of joint venture                           78            57

    Net income (loss)                                  $    42       $  (216)

Net income (loss) allocated to general partners (3%)   $     1       $    (6)
Net income (loss) allocated to limited partners (97%)       41          (210)

                                                       $    42       $  (216)

Net income (loss) per limited partnership unit         $  1.54       $ (7.84)


          See Accompanying Notes to Consolidated Financial Statements


                DAVIDSON INCOME REAL ESTATE LIMITED PARTNERSHIP

       CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                        (in thousands, except unit data)

                              Limited
                            Partnership  General    Limited
                               Units     Partners  Partners     Total

Original capital
  contributions                26,776     $   1     $26,776    $26,777
Partners' capital (deficit)
  at December 31, 1994         26,776     $(608)    $ 5,974    $ 5,366
Distribution paid
  to partners                               (18)       (583)      (601)
Net loss for the year
  ended December 31, 1995                    (6)       (210)      (216)
Partners' capital (deficit)
  at December 31, 1995         26,776      (632)      5,181      4,549
Distributions paid
  to partners                               (14)       (466)      (480)
Net income for the year
  ended December 31, 1996                     1          41         42
Partners' capital (deficit)
  at December 31, 1996         26,776     $(645)    $ 4,756    $ 4,111


          See Accompanying Notes to Consolidated Financial Statements

                DAVIDSON INCOME REAL ESTATE LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (in thousands)


                                                       Years Ended December 31,
                                                          1996         1995
Cash flows from operating activities:
  Net income (loss)                                    $    42      $ (216)
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
    Depreciation                                           850         782
    Amortization of discounts and loan costs                74          80
    Equity in income of joint venture                      (78)        (57)
    Loss on disposition of property                         --          89
    Change in accounts:
      Restricted cash                                        2         (19)
      Accounts receivable                                  (10)         (4)
      Escrow for taxes                                       9          77
      Other assets                                          (3)         --
      Accounts payable                                     (32)        (20)
      Accrued property taxes                                 3         (51)
      Tenant security deposit liabilities                   (1)         16
      Other liabilities                                    (42)        (23)
       Net cash provided by operating activities           814         654

Cash flows from investing activities:
  Property improvements and replacements                  (565)       (374)
  Deposits to restricted escrows                          (213)        (10)
  Receipts from restricted escrows                          62          25
  Distributions from joint venture                         112         175
       Net cash used in investing activities              (604)       (184)

Cash flows from financing activities:
  Payments on mortgage notes payable                      (130)       (140)
  Distributions paid                                      (480)       (601)
  Proceeds from long-term borrowings                     4,100          --
  Repayment of mortgage notes payable                   (3,812)         --
  Loan costs                                              (109)         --
       Net cash used in financing activities              (431)       (741)

Net decrease in cash                                      (221)       (271)

Unrestricted cash and cash equivalents
    at beginning of period                                 876       1,147
Unrestricted cash and cash equivalents
    at end of period                                   $   655      $  876

Supplemental disclosure of cash flow information:
  Cash paid for interest                               $   986      $1,065

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY
Property improvements and replacements

Accounts payable was adjusted approximately $108,000 at December 31, 1995, for non-cash amounts in connection with property improvements and replacements.

          See Accompanying Notes to Consolidated Financial Statements

                DAVIDSON INCOME REAL ESTATE LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                               December 31, 1996


Note A - Organization and Significant Accounting Policies

Organization: Davidson Income Real Estate, L.P. (the "Partnership" or "Registrant") is a Delaware limited partnership organized in April 1985, to acquire and operate residential and commercial real estate properties. The General Partners of the Registrant are Davidson Diversified Properties, Inc., a Tennessee corporation ("Managing General Partner"), David W. Talley and James T. Gunn (collectively, "Individual General Partners") (collectively, the "General Partners"). The Partnership owns and operates four apartment properties located in the Mid-West, South and Southeast.

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

Allocations to Partners: Net income (loss) of the Partnership and taxable income (loss) are allocated 97% to the limited partners and 3% to the general partners. Distributions from distributable cash from operations are allocated among the limited partners and the general partners in accordance with the agreement of limited partnership. Distributions of cash from operations per limited partnership unit were $17.40 and $21.76 for 1996 and 1995, respectively. The weighted average number of limited partnership units outstanding for 1996 and 1995 was 26,776 units.

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

Restricted Escrows

        Capital Improvement Reserves - At the time of the refinancing of Northsprings in 1993, approximately $163,000 of the proceeds were designated for "capital improvement escrows" for certain capital improvements. At December 31, 1996, Northsprings had an unexpended balance of approximately $11,000 for capital improvements. Upon completion of scheduled property improvements, any excess funds will be returned for property operations.

At the time of the refinancing of Bexley House Apartments' mortgage note payable in 1992, $122,000 of the proceeds were designated for a "capital improvement escrow" for certain capital improvements. At December 31, 1996, approximately $3,000 remained in escrow for 1997 capital improvements of which any excess funds will be returned for property operations.

At the time of the refinancing of Lakeside Apartments' mortgage note payable in November 1996, approximately $198,000 of the proceeds were designated for a "capital improvement escrow" for certain capital improvements. At December 31, 1996 approximately $203,000 remained in escrow for 1997 capital improvements of which any excess funds will be returned for property operations.

      Reserve Account - In addition to the Capital Improvement Reserves established in the various refinancings, general reserve accounts of $48,000, $72,000 and $64,000 on Northsprings, Covington Pointe and Bexley House, respectively, were established with the refinancing and financing proceeds for the properties involved. These funds were established to cover necessary repairs and replacements of existing improvements, debt services, out-of-pocket expenses incurred for ordinary and necessary administrative tasks, and payments of real property taxes and insurance premiums. The Partnership was required to deposit net operating income (as defined in the mortgage notes) from the properties to the respective reserve accounts until the reserve accounts equaled $400 per apartment unit or $48,000 for Northsprings and $72,000 for Covington Pointe and $1,000 per apartment unit or $65,000 for Bexley House. At December 31, 1996, the account balances were approximately $53,000, $75,000 and $65,000, respectively, which includes interest earned on these funds.

Escrows for Taxes: These escrows are held by the Partnership for Bexley House, Covington Pointe, Northsprings and Lakeside. All escrow funds are designated for the payment of real estate taxes.

Present Value Discounts: Periodically, the Partnership incurs debt at below market rates for similar debt. Present value discounts are recorded on the basis of prevailing market rates and are amortized on an interest method over the life of the related debt. The amortization expense is included in interest expense.

Investment Properties: During the fourth quarter of 1995, the Partnership adopted "FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The effect of adoption was not material.

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

Cash and Cash Equivalents:

        Unrestricted Cash - The Partnership considers unrestricted cash and certificates of deposit to be cash. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

        Restricted Cash--Tenant Security Deposits - The Partnership requires security deposits from all apartment lessees for the duration of the lease which are considered to be restricted cash. Deposits are refunded when the tenant vacates the apartment if there has been no damage to the unit.

Loan Costs: Loan costs of approximately $498,000, less accumulated amortization of approximately $96,000 are included in other assets and are being amortized on a straight-line basis over the life of the loans. The amortization expense is included in interest expense. In connection with the refinancing of Lakeside Apartments in November 1996, an additional $109,000 was capitalized.

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

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expenses, was approximately $103,000 and $93,000 for the years ended December 31, 1996 and 1995, respectively.

Fair Value: In 1995, the Partnership implemented "Statement of Financial Accounting Standards No. 107, Disclosure about Fair Value of Financial Instruments," which requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The carrying amount of the Partnership's cash and cash equivalents approximates fair value due to short-term maturities. The Partnership estimates the fair value of its fixed rate mortgages by discounted cash flow analysis, based on estimated borrowing rates currently available to the Partnership.

Reclassifications: Certain reclassifications have been made to the 1995 balances to conform to the 1996 presentation.

Note B - Investment in Joint Venture

The Partnership owns a 17.5% interest in Sterling Crest Joint Venture with Davidson Growth Plus, L.P., an affiliate of the Managing General Partner which owns the remaining 82.5% of the joint venture. In connection with the joint venture's purchase of Phase I of Brighton Crest Apartments on June 30, 1987, the Partnership invested approximately $2,727,000 in the joint venture. The joint venture purchased Phase II of Brighton Crest Apartments on December 15, 1987.

Summary financial information for Sterling Crest Joint Venture is as follows (in thousands):

                               December 31,
                                   1996

Total assets                     $ 8,956
Total liabilities                 (6,709)

Total ventures' equity           $ 2,247

                                   1996

Total revenues                   $ 2,611
Total expenses                    (2,166)

                                 $   445

In 1996 and 1995, the Partnership received distributions of approximately $112,000 and $175,000 respectively, from the Joint Venture. In 1996 and 1995, the Partnership recognized equity in the income of the Joint Venture of approximately $78,000 and $57,000, respectively.

Note C - Mortgage Notes Payable

The principal terms of the mortgage notes payable are as follows (in thousands):


                   Principal    Monthly                     Principal
                   Balance At   Payment   Stated             Balance
                  December 31, Including Interest  Maturity   Due At
Property              1996      Interest   Rate      Date    Maturity

Northsprings
 1st mortgage      $ 1,912       $ 14      7.83%  10/15/03    $1,701
 2nd mortgage           61         --      7.83%  10/15/03        61

Lakeside             4,100         25      7.33%  11/01/03     4,100

Bexley House
 1st mortgage        1,330         12      7.60%  11/15/02     1,052
 2nd mortgage           45         --      7.60%  11/15/02        45

Covington Pointe
 1st mortgage        4,685         35      7.83%  10/15/03     4,169
 2nd mortgage          150          1      7.83%  10/15/03       150

Total               12,283

Less unamortized
discounts             (171)

                   $12,112



The estimated fair values of the Partnership's aggregate debt approximates its carrying value. This value represents a general approximation of possible value and is not necessarily indicative of the amounts the Partnership may pay in actual market transactions.

The mortgage notes payable are non-recourse and are secured by pledge of the respective apartment properties and by pledge of revenues from the respective apartment properties. Certain of the notes require prepayment penalties if repaid prior to maturity and prohibit resale of the properties subject to existing indebtedness.

The Partnership exercised interest rate buy-down options reducing the stated rate from 8.76% to 7.60% for Bexley House and 8.13% to 7.83% for Northsprings and Covington Pointe. The fees for the interest rate reductions were approximately $243,000 and are being amortized as loan discounts using the interest method over the life of the loans. The discount fees are reflected as a reduction of the mortgage notes payable and increases the effective rate of the debt to 8.76% for Bexley House and 8.13% for Northsprings and Covington Pointe.

On November 13, 1996, the Partnership successfully refinanced Lakeside Apartments. The Partnership received $4.1 million in gross proceeds from the financing. The mortgage note requires monthly interest only payments at a stated interest rate of 7.33% and has a balloon payment due November 1, 2003. The Partnership retired debt of approximately $3,812,000 which had a stated interest rate of 10.75% and matured on July 1, 1996. Bridge loans were obtained until the permanent refinancing was finalized.

Scheduled principal payments of mortgage notes payable subsequent to December 31, 1996, are as follows (in thousands):


                         1997               $   124
                         1998                   134
                         1999                   144
                         2000                   156
                         2001                   168
                    Thereafter               11,557
                                            $12,283


Note D - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income (loss) and Federal taxable loss (in thousands, except unit data):


                                                    1996         1995

Net income (loss) as reported                    $    42      $ (216)
Add (deduct):
 Depreciation differences                             (2)        (57)
 Equity in Joint Venture                             (26)        (38)
 Miscellaneous                                         4          84
 Prepaid rents                                       (53)        (19)

Federal taxable loss                             $   (35)     $ (246)

Federal taxable loss
per limited partnership unit                     $ (1.27)     $(8.90)


The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

    Net assets as reported                                    $ 4,111

    Land and buildings                                          3,185

    Accumulated depreciation                                      672

    Syndication                                                 3,809

    Other                                                         873

    Net assets - Federal tax basis                            $12,650



Note E - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. Property management fees paid to affiliates of Insignia Financial Group, Inc. during the year ended December 31, 1996 and 1995, are included in operating expenses on the Consolidated Statement of Operations and are reflected in the following table. The Managing General Partner and its affiliates received reimbursements and fees as reflected in the following table:


                                                         1996      1995

    Property management fees                             $233      $222
    Reimbursement for services of affiliates (1)          153       185



(1) Included in "reimbursements for services of affiliates" for 1996 and 1995, are approximately $10,000 and $14,000 respectively in reimbursements for construction oversight costs.

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



Note F - Real Estate and Accumulated Depreciation
(in thousands)


                                     Initial Cost
                                    To Partnership
                                                          Cost
                                          Buildings    Capitalized
                                         and Related (Written Down)
                                          Personal    Subsequent to
Description       Encumbrances    Land    Property     Acquisition

Northsprings        $ 1,973      $  736    $ 4,196    $  (308)

Lakeside              4,100       1,259      5,791       (683)

Bexley House          1,375         647      3,067       (113)

Covington Pointe      4,835       1,935      7,041        345

  Totals            $12,283      $4,577    $20,095    $  (759)


(in thousands)

                                       Gross Amount At Which Carried
                                            At December 31, 1996
                       Buildings
                      And Related
                        Personal             Accumulated      Date of       Date     Depreciable
Description    Land     Property     Total   Depreciation   Construction  Acquired   Life-Years
Northsprings  $  597     $ 4,027   $  4,624    $  1,974         1969       11/85       5-25

Lakeside       1,046       5,321      6,367       2,632         1980       05/86       5-25

Bexley House     542       3,059      3,601       1,383         1972       09/86       5-25

Covington      1,935       7,386      9,321       3,266         1982       03/87       5-25

Totals        $4,120     $19,793    $23,913    $  9,255

Reconciliation of "Real Estate and Accumulated Depreciation" (in thousands):

                                                Years Ended December 31,
                                                   1996           1995
Real Estate
Balance at beginning of year                     $23,465        $23,230
     Property improvements                           457            482
     Disposal of property                             (9)          (247)
Balance at End of Year                           $23,913        $23,465

Accumulated Depreciation
Balance at beginning of year                     $ 8,412        $ 7,788
    Additions charged to expense                     850            782
    Disposal of property                              (7)          (158)
Balance at End of Year                           $ 9,255        $ 8,412


The aggregate cost of the real estate for Federal income tax purposes at December 31, 1996 and 1995, is approximately $27,098,000 and approximately $26,641,000. The accumulated depreciation taken for Federal income tax purposes at December 31, 1996 and 1995, is approximately $8,583,000 and approximately $7,731,000.

Note G - Commitments

The Partnership Agreement provides for payment of a fee to the Managing General Partner for managing the affairs of the Partnership. The fee is 2% of adjusted cash from operations, as defined in the partnership agreement. The fee is payable only after the Partnership has distributed to all limited partners, adjusted cash from operations in any year equal to 10% of their adjusted invested capital as defined in the partnership agreement. No fees were payable for the years ended December 31, 1996, or December 31, 1995.

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

The present officers of the Managing General Partner are listed below:


Name                             Age         Position

Carroll D. Vinson                56          President

Robert D. Long, Jr.              29          Controller and Principal
                                             Accounting Officer

William H. Jarrard, Jr.          50          Vice President

John K. Lines                    37          Vice President and Secretary

Kelley M. Buechler               39          Assistant Secretary


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

William H. Jarrard, Jr. has been Managing Director - Partnership Administration of Insignia since January 1991. Mr. Jarrard served as Managing Director - Partnership Administration and Asset Management from July 1994 until January 1996.

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

Item 10. Executive Compensation

The Registrant was not required to and did not pay remuneration to officers and/or directors of the Managing General Partner during 1996 or 1995. See "Item 12." below and "Note E" of the Notes to the financial statements in Item 7 for a discussion of compensation and reimbursements paid to the General Partners and certain affiliates.

Item 11. Security Ownership of Certain Beneficial Owners and Management

As of December 31, 1996, the only person or entity known by the Registrant to be the beneficial owner of more than 5% of the Units of the Registrant is set forth below:


                                               Amount and Nature of     Percent
Entity                     Title of Class      Beneficial Ownership    of Class

Hospital Corporation of    Units of Limited        3,000 Units @         11.2%
 America                   Partnership Interest   $1,000/Unit
201 West Main Street
Louisville, KY 40202

As of December 31, 1996, no director or officer of the Managing General Partner owns, nor do the directors or officers as a whole own more than 1% of the Registrant's Units. No such director or officer had any right to acquire beneficial ownership of additional Units of the Registrant.

Item 12. Certain Relationships and Related Transactions

Davidson Diversified Properties, Inc., the Managing General Partner of the Registrant, is owned by MAE GP Corporation, which is wholly owned by Metropolitan Asset Enhancement. L.P., an affiliate of Insignia.

Effective January 1, 1992, management and administrative services were assumed by affiliates of Insignia. Management fees paid to affiliates of Insignia in 1996 and 1995 were approximately $233,000 and $222,000, respectively. Reimbursements for services of affiliates was approximately $153,000 and $185,000 for the years ended December 31, 1996 and 1995, respectively. These reimbursements include approximately $10,000 and $14,000 for construction oversight costs for the years ended December 31, 1996 and 1995, respectively.

The Partnership Agreement provides for the Managing General Partner to receive a fee for managing the affairs of the Partnership. The fee is 2% of adjusted cash from operations, as defined in the partnership agreement. The fee is payable only after the Partnership has distributed to all limited partners, adjusted cash from operations in any year equal to 10% of their adjusted invested capital as defined in the partnership agreement. No fees were payable for the years ended December 31, 1996, or December 31, 1995.


Item 13.       Exhibits and Reports on Form 8-K

(a)       Exhibits:  See Exhibit Index contained herein.

          Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

(b)       Reports on Form 8-K filed in the fourth quarter of fiscal year 1996:

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

                                Date:  March 24, 1997



      In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Carroll D. Vinson                       President
Carroll D. Vinson



/s/ Robert D. Long, Jr.                     Controller
Robert D. Long, Jr.                         and Principal
                                            Accounting Officer

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

10O Assignment of Contract for Sale of Real Estate dated September 30, 1986 between Tennessee Trust company and the Registrant is incorporated by reference to Exhibit 10(d) to the Registrant's Current Report on Form 8-K dated September 30, 1986.

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

     (g) Multifamily Note dated November 1, 1996, between "Davidson Income Real Estate L.P." and Lehman Brothers Holdings, Inc. d/b/a Lehman Capital, A Division of Lehman Brothers Holdings, Inc.

10QQ Contracts related to refinancing of debt:

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