Form 10QSB
period 1997-03-31
DAVIDSON INCOME REAL ESTATE LP
filed 1997-05-05
CIK 768598

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


                 For the quarterly period ended March 31, 1997

                                       or

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

                                 March 31, 1997



Assets
  Cash and cash equivalents:
     Unrestricted                                                $    713
     Restricted--tenant security deposits                             100
  Accounts receivable                                                  11
  Escrows for taxes                                                   130
  Restricted escrows                                                  415
  Other assets                                                        367
  Investment properties:
    Land                                           $  4,120
    Buildings and related personal property          19,860
                                                     23,980
    Less accumulated depreciation                    (9,473)       14,507

  Investment in Joint Venture                                         277

                                                                 $ 16,520

Liabilities and Partners' Capital (Deficit)
Liabilities
  Accounts payable                                               $     31
  Tenant security deposits                                            100
  Accrued taxes                                                       160
  Other liabilities                                                    94
  Mortgage notes payable                                           12,087

Partners' Capital (Deficit)
  General partners                                 $   (647)
     Limited partners (26,776 units
     issued and outstanding)                          4,695         4,048

                                                                 $ 16,520

          See Accompanying Notes to Consolidated Financial Statements

b)                      DAVIDSON INCOME REAL ESTATE, L.P.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)





                                                     Three Months Ended
                                                         March 31,
                                                    1997           1996
Revenues:
 Rental income                                      $ 1,116        $ 1,127
 Interest income                                         10             11
 Other income                                            51             49
  Total revenues                                      1,177          1,187

Expenses:
 Operating                                              365            381
 General and administrative                              51             57
 Maintenance                                            153            127
 Depreciation                                           218            206
 Interest                                               253            285
 Property taxes                                         119            112
  Total expenses                                      1,159          1,168

Equity in income of joint venture                        21             14

  Net income                                        $    39        $    33

Net income allocated to general partners (3%)       $     1        $     1
Net income allocated to limited partners (97%)           38             32

                                                    $    39        $    33

Net income per limited partnership unit             $  1.41        $  1.19

          See Accompanying Notes to Consolidated Financial Statements

c)                      DAVIDSON INCOME REAL ESTATE, L.P.

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)


                                   Limited
                                 Partnership   General     Limited
                                    Units      Partners    Partners      Total

Original capital contributions       26,776    $     1     $ 26,776   $ 26,777

Partners' capital (deficit)
  at December 31, 1996               26,776    $  (645)       4,756      4,111

Distributions paid to partners                      (3)         (99)      (102)

Net income for the three months
  ended March 31, 1997                               1           38         39

Partners' capital (deficit)
  at March 31, 1997                  26,776    $  (647)    $  4,695   $  4,048

          See Accompanying Notes to Consolidated Financial Statements

d)                       DAVIDSON INCOME REAL ESTATE, L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                        Three Months Ended
                                                             March 31,
                                                         1997         1996
Cash flows from operating activities:
  Net income                                            $   39      $   33
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                           218         206
    Amortization of discounts and loan costs                19          21
    Equity in income of joint venture                      (21)        (14)
    Change in accounts:
      Restricted cash                                        1          (7)
      Accounts receivable                                    9          (2)
      Escrows for taxes                                    142         156
      Other assets                                          (1)         (3)
      Accounts payable                                     (33)       (120)
      Tenant security deposit liabilities                   (1)          7
      Accrued taxes                                       (136)       (138)
      Other liabilities                                     (5)        (37)

         Net cash provided by operating activities         231         102

Cash flows from investing activities:
  Property improvements and replacements                   (66)       (112)
  Deposits to restricted escrows                           (19)         (3)
  Receipts from restricted escrows                          11           8
  Distributions from joint venture                          35           7

        Net cash used in investing activities              (39)       (100)

Cash flows from financing activities:
  Loan costs paid                                           (2)         --
  Payments on mortgage notes payable                       (30)        (37)
  Distributions paid                                      (102)       (140)

         Net cash used in financing activities            (134)       (177)

Net increase (decrease) in cash and cash equivalents        58        (175)

Cash and cash equivalents at beginning of period           655         876
Cash and cash equivalents at end of period              $  713      $  701

Supplemental disclosure of cash flow information:
  Cash paid for interest                                $  229      $  264

          See Accompanying Notes to Consolidated Financial Statements

e)                      DAVIDSON INCOME REAL ESTATE, L.P.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Davidson Income Real Estate, L.P. (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Diversified Properties, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1996.

Certain reclassifications have been made to the 1996 information to conform to the 1997 presentation.

NOTE B  - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. Property management fees paid to affiliates of Insignia Financial Group, Inc. during the three months ended March 31, 1997 and 1996, are included in operating expenses on the consolidated statement of operations and are reflected in the following table. The managing general partner and its affiliates received reimbursements and fees as reflected in the following table:

                                                   Three Months Ended
                                                       March 31,
                                                    1997        1996
                                                     (in thousands)

Property management fees                           $ 57          $ 58
Reimbursement for services of affiliates             30            33


Included in "reimbursements for services of affiliates" for 1997 and 1996, are approximately $1,000 and $3,000, respectively, in reimbursements for construction oversight costs.

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1997 and 1996:

                                                        Average
                                                       Occupancy
Property                                            1997        1996

Northsprings Apartments
   Atlanta, Georgia                                  89%         97%

Lakeside Apartments
   Charlotte, North Carolina                         91%         98%

Bexley House Apartments
   Columbus, Ohio                                    97%         96%

Covington Pointe Apartments
   Dallas, Texas                                     92%         96%


The Managing General Partner attributes the decrease in occupancy at Northsprings, Lakeside and Covington Pointe to increased building in the respective markets. With more apartment complexes in the areas, competition has been stronger and large concessions are being offered by competing apartment complexes. First time home purchases have also contributed to the decrease in occupancy at Covington Pointe.

Results of Operations

The Partnership's net income for the three months ended March 31, 1997, was approximately $39,000 compared to approximately $33,000 for the corresponding period in 1996. The increase in net income is primarily attributable to an increase in equity in income of joint venture which is discussed below. Also contributing to the increase in net income was a decrease in interest expense. Interest expense decreased as a result of the refinancing of Lakeside at a lower interest rate. Offsetting the decrease in interest expense was an increase in maintenance expense. Maintenance expense increased due to major parking lot repairs and interior painting at Lakeside Apartments. Included in maintenance expense for the three months ended March 31, 1997 is approximately $49,000 of major repairs and maintenance comprised primarily of the parking lot repairs at Lakeside Apartments.

The Partnership owns 17.5% of Sterling Crest Joint Venture. Equity in the income of the joint venture increased as a result of an increase in the net income of Sterling Crest Joint Venture's investment property, Brighton Crest. The increase in net income at Brighton Crest was primarily due to a decrease in landscaping due to the completion of a major landscaping project in the first quarter of 1996.

As part of the ongoing business plan of the Partnership, the Corporate General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Corporate General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Corporate General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At March 31, 1997, the Partnership had unrestricted cash of approximately $713,000 compared to approximately $701,000 at March 31, 1996. Net cash provided by operating activities increased primarily due to a decrease in cash used in accounts payable and other liabilities due to the timing of payments to vendors. Also contributing to the increase in net cash provided by operating activities is an increase in accounts receivable and an increase in restricted cash. Net cash used in investing activities decreased primarily due to a decrease in property improvements and replacements at the investment properties. An increase in distributions from the joint venture also contributed to the decrease in net cash used in investing activities. Finally, net cash used in financing activities decreased as a result of a decrease in distributions paid to partners.

The Partnership has no material capital programs scheduled to be performed in 1997, although certain routine capital expenditures and maintenance expenses have been budgeted. These capital expenditures and maintenance expenses will be incurred only if cash is available from operations or is received from the capital reserve accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $12,087,000 net of discount, is amortized over varying periods with required balloon payments ranging from November 2002, to November 2003, at which time the properties will either be refinanced or sold. Distributions paid to partners during the three months ended March 31, 1997, and 1996, were approximately $102,000 and $140,000, respectively. Future cash distributions will depend on the levels of net cash generated from operations, property sales, and the availability of cash reserves.


                            PART II - OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

          a)   Exhibits:

               Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

          b)   Reports on Form 8-K:

               None filed during the quarter ended March 31, 1997.


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



                             DAVIDSON INCOME REAL ESTATE, L.P.

                             By: DAVIDSON DIVERSIFIED PROPERTIES, INC.,
                                 as Managing General Partner

                             By: /s/ Carroll D. Vinson
                                 Carroll D. Vinson
                                 President

                             By: /s/ Robert D. Long, Jr.
                                 Robert D. Long, Jr.
                                 Vice President/CAO

                             Date:  May 5, 1997