Form 10QSB
period 1997-06-30
DAVIDSON INCOME REAL ESTATE LP
filed 1997-08-06
CIK 768598

FORM 10-QSB--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended June 30, 1997

                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934


              For the transition period from.........to.........

                        Commission file number 0-14530


                      DAVIDSON INCOME REAL ESTATE, L.P.
      (Exact name of small business issuer as specified in its charter)


         Delaware                                        62-1242144
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

     One Insignia Financial Plaza
      Greenville, South Carolina                            29602
(Address of principal executive offices)                  (Zip Code)


                  (Issuer's telephone number) (864) 239-1000


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

                                  June 30, 1997

Assets
  Cash and cash equivalents:
     Unrestricted                                               $   712
     Restricted--tenant security deposits                            95
  Accounts receivable                                                 7
  Escrows for taxes                                                 248
  Restricted escrows                                                435
  Other assets                                                      383
  Investment properties:
     Land                                         $ 4,120
     Buildings and related personal property       19,929
                                                   24,049
  Less accumulated depreciation                    (9,694)       14,355

  Investment in Joint Venture                                       285
                                                                $16,520

Liabilities and Partners' Capital (Deficit)
Liabilities
  Accounts payable                                              $    22
  Tenant security deposits                                           95
  Accrued taxes                                                     232
  Other liabilities                                                 107
  Mortgage notes payable                                         12,062

Partners' Capital (Deficit)
  General partners                                $  (650)
  Limited partners (26,776 units
       issued and outstanding)                      4,652         4,002

                                                                $16,520

           See Accompanying Notes to Consolidated Financial Statements

b)                         DAVIDSON INCOME REAL ESTATE, L.P.

                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (Unaudited)
                            (in thousands, except unit data)


                                 Three Months Ended     Six Months Ended
                                      June 30,              June 30,
                                 1997       1996        1997      1996
Revenues:
  Rental income                $ 1,110    $ 1,114    $ 2,226     $ 2,241
  Interest income                   11         11         21          22
  Other income                      42         51         93         100
     Total revenues              1,163      1,176      2,340       2,363
Expenses:
  Operating                        374        380        739         761
  General and administrative        30         55         81         112
  Maintenance                      162        137        315         264
  Depreciation                     221        211        439         417
  Interest                         259        284        512         569
  Property taxes                    95        113        214         225

     Total expenses              1,141      1,180      2,300       2,348

Equity in income of
  joint venture                      7         20         28          34

  Net income                   $    29    $    16    $    68     $    49

Net income allocated
  to general partners (3%)     $     1    $    --    $     2     $     1
Net income allocated
  to limited partners (97%)         28         16         66          48
                               $    29    $    16    $    68     $    49

Net income per limited
  partnership unit             $  1.05    $   .59    $  2.46     $  1.78

                See Accompanying Notes to Consolidated Financial Statements

c)                          DAVIDSON INCOME REAL ESTATE, L.P.

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                       (Unaudited)
                             (in thousands, except unit data)



                                  Limited
                                Partnership   General    Limited
                                    Units     Partners  Partners     Total

Original capital contributions    26,776      $     1   $ 26,776    $ 26,777

Partners' capital (deficit)
  at December 31, 1996            26,776      $  (645)     4,756       4,111

Distributions paid to partners        --           (7)      (170)       (177)

Net income for the six months
  ended June 30, 1997                 --            2         66          68

Partners' capital (deficit)
  at June 30, 1997                26,776      $  (650)  $  4,652    $  4,002

               See Accompanying Notes to Consolidated Financial Statements

d)                        DAVIDSON INCOME REAL ESTATE, L.P.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                                    (in thousands)


                                                         Six Months Ended
                                                             June 30,
                                                          1997       1996
Cash flows from operating activities:
  Net income                                            $   68     $   49
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation                                           439        417
    Amortization of discounts and loan costs                44         41
    Equity in income of joint venture                      (28)       (34)
    Change in accounts:
      Restricted cash                                        6        (12)
      Accounts receivable                                   13         --
      Escrows for taxes                                     24         98
      Other assets                                         (41)       (44)
      Accounts payable                                     (41)      (157)
      Tenant security deposit liabilities                   (6)        11
      Accrued taxes                                        (65)       (68)
      Other liabilities                                      9          8

         Net cash provided by operating activities         422        309

Cash flows from investing activities:
  Property improvements and replacements                  (136)      (246)
  Deposits to restricted escrows                           (36)        (5)
  Receipts from restricted escrows                          11         47
  Distributions from joint venture                          35          7

        Net cash used in investing activities             (126)      (197)

Cash flows from financing activities:
  Payments on mortgage notes payable                       (61)       (72)
  Distributions paid to partners                          (177)      (280)
  Additional loan costs                                     (1)       (16)

         Net cash used in financing activities            (239)      (368)

Net increase (decrease) in cash and cash equivalents        57       (256)

Cash and cash equivalents at beginning of period           655        876
Cash and cash equivalents at end of period              $  712     $  620

Supplemental disclosure of cash flow information:
  Cash paid for interest                                $  468     $  494

           See Accompanying Notes to Consolidated Financial Statements

e)                       DAVIDSON INCOME REAL ESTATE, L.P.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)



NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Davidson Income Real Estate, L.P. (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Diversified Properties, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1996.

Certain reclassifications have been made to the 1996 information to conform to the 1997 presentation.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following amounts were paid to the Managing General Partner and affiliates in 1997 and 1996 (in thousands):


                                                              Six Months Ended
                                                                  June 30,
                                                                1997    1996

Property management fees (included in operating expenses)       $115    $116
Reimbursement for services of affiliates (included in general
     and administrative expenses)                                 44      67

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1997 and 1996:

                                                           Average
                                                          Occupancy
Property                                               1997       1996
Northsprings Apartments
  Atlanta, Georgia                                     89%        97%

Lakeside Apartments
  Charlotte, North Carolina                            91%        97%

Bexley House Apartments
  Columbus, Ohio                                       95%        96%

Covington Pointe Apartments
  Dallas, Texas                                        93%        96%


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

Results of Operations

The Partnership realized net income of approximately $68,000 for the six months ended June 30, 1997 compared to approximately $49,000 for the six months ended June 30, 1996. The Partnership's net income for the three months ended June 30, 1997 was approximately $29,000 compared to net income of approximately $16,000 for the three months ended June 30, 1996. The increase in net income is primarily attributable to the decrease in interest expense. This decrease is a result of the refinancing of Lakeside at a lower interest rate in November of 1996. In addition, general and administrative expenses decreased due to decreased professional fees and expense reimbursements for the three and six month periods ended June 30, 1997 compared to the three and six month periods ended June 30, 1996. Offsetting these decreases was an increase in maintenance expense due to parking lot repairs, interior painting and balcony restoration at Lakeside Apartments. Included in maintenance expense for the six months ended June 30, 1997 is approximately $97,000 of major repairs and maintenance comprised primarily of the parking lot repairs and balcony restoration at Lakeside Apartments. For the six months ended June 30, 1996, approximately $50,000 of major repairs and maintenance comprised primarily of interior and exterior repairs is included in maintenance expense.

The Partnership owns 17.5% of Sterling Crest Joint Venture. Equity in the income of the joint venture decreased as a result of a decrease in the net income of Sterling Crest Joint Venture's investment property, Brighton Crest. The decrease in net income at Brighton Crest was primarily due to a decrease in occupancy which was mitigated by increased rental rates at Brighton Crest.

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

Liquidity and Capital Resources

At June 30, 1997 the Partnership held cash and cash equivalents of approximately $712,000 compared to approximately $620,000 at June 30, 1996. Net cash provided by operating activities increased primarily due to the decrease in cash used in accounts payable due to the timing of payments to vendors. Net cash used in investing activities decreased due primarily to a decrease in property improvements and replacements at the investment properties. Net cash used in financing activities decreased primarily as a result of decreased distributions paid to partners.

The Partnership has no material capital programs scheduled to be performed in 1997, although certain routine capital expenditures and maintenance expenses have been budgeted. These capital expenditures and maintenance expenses will be incurred only if cash is available from operations or is received from the capital reserve accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $12,062,000 net of discount, is amortized over varying periods with required balloon payments ranging from November 2002, to November 2003, at which time the properties will either be refinanced or sold. Distributions paid to partners during the six months ended June 30, 1997 and 1996, were approximately $177,000 and $280,000, respectively. Future cash distributions will depend on the levels of net cash generated from operations, property sales, and the availability of cash reserves.

                            PART II - OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

         a) Exhibits:

            Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

         b) Reports on Form 8-K:

            None filed during the quarter ended June 30, 1997.


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


                             Date:  August 6, 1997