Form 10QSB
period 1997-09-30
DAVIDSON INCOME REAL ESTATE LP
filed 1997-11-12
CIK 768598

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


              For the quarterly period ended September 30, 1997

                                      or

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


                                 (864) 239-1000
                          (Issuer's telephone number)


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

                                September 30, 1997



Assets
  Cash and cash equivalents:
     Unrestricted                                               $   759
     Restricted--tenant security deposits                            94
  Accounts receivable                                                13
  Escrows for taxes                                                 297
  Restricted escrows                                                358
  Other assets                                                      378
  Investment properties:
     Land                                         $ 4,120
     Buildings and related personal property       20,043
                                                   24,163
  Less accumulated depreciation                    (9,919)       14,244

  Investment in Joint Venture                                       261
                                                                $16,404


Liabilities and Partners' Capital (Deficit)
Liabilities
  Accounts payable                                              $    68
  Tenant security deposit liabilities                                95
  Accrued taxes                                                     297
  Other liabilities                                                 106
  Mortgage notes payable                                         12,037

Partners' Capital (Deficit)
  General partners                                $  (656)
  Limited partners (26,776 units
       issued and outstanding)                      4,457         3,801

                                                                $16,404

        See Accompanying Notes to Consolidated Financial Statements


b)                         DAVIDSON INCOME REAL ESTATE, L.P.

                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (Unaudited)
                            (in thousands, except unit data)


                                 Three Months Ended    Nine Months Ended
                                    September 30,        September 30,
                                 1997        1996       1997      1996
Revenues:
  Rental income                 $ 1,136    $ 1,132   $ 3,362     $ 3,373
  Other income                       53         66       167         188
     Total revenues               1,189      1,198     3,529       3,561
Expenses:
  Operating                         419        370     1,158       1,131
  General and administrative         43         45       124         157
  Maintenance                       244        179       559         443
  Depreciation                      225        214       664         631
  Interest                          253        260       765         829
  Property taxes                    120        145       334         370

     Total expenses               1,304      1,213     3,604       3,561

Equity in income of
  joint venture                      13         25        41          59

  Net (loss) income             $  (102)   $    10   $   (34)    $    59

Net (loss) income allocated
  to general partners (3%)      $    (3)   $    --   $    (1)    $     2
Net (loss) income allocated
  to limited partners (97%)         (99)        10       (33)         57
                                $  (102)   $    10   $   (34)    $    59

Net (loss) income per limited
  partnership unit              $ (3.70)   $   .35   $ (1.24)    $  2.13

        See Accompanying Notes to Consolidated Financial Statements


c)                          DAVIDSON INCOME REAL ESTATE, L.P.

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                       (Unaudited)
                             (in thousands, except unit data)

                                 Limited
                               Partnership  General    Limited
                                   Units    Partners   Partners     Total

Original capital contributions    26,776    $     1    $ 26,776   $ 26,777

Partners' capital (deficit)
  at December 31, 1996            26,776    $  (645)      4,756      4,111

Distributions paid to partners        --        (10)       (266)      (276)

Net loss for the nine months
  ended September 30, 1997            --         (1)        (33)       (34)

Partners' capital (deficit)
  at September 30, 1997           26,776    $  (656)   $  4,457   $  3,801


           See Accompanying Notes to Consolidated Financial Statements


d)                        DAVIDSON INCOME REAL ESTATE, L.P.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                                    (in thousands)

                                                             Nine Months Ended
                                                               September 30,
                                                              1997      1996
Cash flows from operating activities:
  Net (loss) income                                        $  (34)     $    59
  Adjustments to reconcile net (loss) income to
  net cash provided by operating activities:
    Depreciation                                              664          631
    Amortization of discounts and loan costs                   64           57
    Equity in income of joint venture                         (41)         (59)
    Change in accounts:
      Restricted cash                                           7           (8)
      Accounts receivable                                       7            1
      Escrows for taxes                                       (25)           7
      Other assets                                            (48)          --
      Accounts payable                                          5         (159)
      Tenant security deposit liabilities                      (6)           9
      Accrued taxes                                            --           51
      Other liabilities                                         8           55

         Net cash provided by operating activities            601          644

Cash flows from investing activities:
  Property improvements and replacements                     (250)        (324)
  Deposits to restricted escrows                              (52)          (7)
  Receipts from restricted escrows                            104           55
  Distributions from joint venture                             71          112

        Net cash used in investing activities                (127)        (164)

Cash flows from financing activities:
  Proceeds from interim refinancing                            --        4,100
  Repayment of mortgage notes payable                          --       (3,812)
  Payments on mortgage notes payable                          (92)        (101)
  Distributions paid to partners                             (276)        (380)
  Additional loan costs                                        (2)         (78)

         Net cash used in financing activities               (370)        (271)

Net increase in cash and cash equivalents                     104          209

Cash and cash equivalents at beginning of period              655          876
Cash and cash equivalents at end of period                 $  759      $ 1,085

Supplemental disclosure of cash flow information:
  Cash paid for interest                                   $  701      $   744

           See Accompanying Notes to Consolidated Financial Statements


e)                       DAVIDSON INCOME REAL ESTATE, L.P.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Davidson Income Real Estate, L.P. (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Diversified Properties, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1996.

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


                                                           Nine Months Ended
                                                             September 30,
                                                              1997     1996

Property management fees (included in operating expenses)    $173      $175
Reimbursement for services of affiliates
  (included in general and administrative expenses) (1)        83        99

(1) Included in "Reimbursement for services of affiliates" for the nine months ended September 30, 1997 and 1996 is approximately $15,500 and $4,200, respectively, in reimbursements for construction oversight costs.

For the period of January 1, 1996 to August 31, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner, who receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

On September 26, 1997, an affiliate of the Managing General Partner purchased Lehman Brothers' Class "D" subordinated bonds of SASCO, 1992-M1. These bonds are secured by 55 multi-family apartment mortgage loan pairs held in Trust, including Bexley House Apartments owned by the Partnership.

NOTE C - MORTGAGE

The mortgage indebtedness, secured by Lakeside Apartments, of approximately $3,812,000 matured July 1, 1996. The principal and accrued interest of approximately $3,846,000 was refinanced through a temporary bridge loan on July 1, 1996. The Partnership negotiated the temporary bridge loan in the amount of approximately $4,100,000 with Lehman Brothers Holding, Inc. The initial agreement required that the loan mature September 1, 1996, with a possible extension to October 1, 1996. A subsequent amendment extended the maturity date to November 15, 1996. On November 13, 1996, the Partnership successfully refinanced Lakeside Apartments. The new mortgage note requires monthly interest only payments at a stated interest rate of 7.33% and has a balloon payment due November 1, 2003.


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1997 and 1996:

                                                          Average
                                                         Occupancy
Property                                              1997       1996

Northsprings Apartments
  Atlanta, Georgia                                    91%         97%

Lakeside Apartments
  Charlotte, North Carolina                           93%         96%

Bexley House Apartments
  Columbus, Ohio                                      94%         97%

Covington Pointe Apartments
  Dallas, Texas                                       93%         95%


The Managing General Partner attributes the decrease in occupancy at Northsprings, Lakeside and Covington Pointe to increased building in the respective markets. With more apartment complexes in the areas, competition has been stronger and large concessions are being offered by competing apartment complexes. First time home purchases have also contributed to the decrease in occupancy at Covington Pointe. The decrease in occupancy at Bexley House is attributable to the lack of a property manager for a few months. As of September 30, 1997, the position has been filled and occupancy is expected to improve by year end.

The Partnership realized a net loss of approximately $34,000 for the nine months ended September 30, 1997 compared to net income of approximately $59,000 for the nine months ended September 30, 1996. The Partnership's net loss for the three months ended September 30, 1997 was approximately $102,000 compared to net income of approximately $10,000 for the three months ended September 30, 1996. The decrease in net income for the three and nine month periods is primarily attributable to the increase in maintenance expense. This increase is due to parking lot repairs, exterior and interior painting, gutter repairs, and balcony restoration at Lakeside Apartments. In addition, operating expenses increased as a result of extensive marketing campaigns at Northspring and Lakeside Apartments to increase occupancy in competitive markets. Offsetting these increases were decreases in interest expense and general and administrative expenses. The decrease in interest expense is a result of the refinancing of Lakeside at a lower interest rate in November 1996. General and administrative expenses decreased due to decreased professional fees and expense reimbursements for the three and nine month periods ended September 30, 1997 compared to the three and nine month periods ended September 30, 1996. Included in maintenance expense for the nine months ended September 30, 1997 is approximately $217,000 of major repairs and maintenance comprised primarily of the parking lot repairs, gutter repairs and balcony restoration at Lakeside Apartments. For the nine months ended September 30, 1996, approximately $113,000 of major repairs and maintenance comprised primarily of interior and exterior repairs is included in maintenance expense.

The Partnership owns 17.5% of Sterling Crest Joint Venture. Equity in the income of the joint venture decreased as a result of a decrease in the net income of Sterling Crest Joint Venture's investment property, Brighton Crest. The decrease in net income at Brighton Crest was primarily due to a decrease in occupancy which was mitigated by increased rental rates.

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

At September 30, 1997 the Partnership held cash and cash equivalents of approximately $759,000 compared to approximately $1,085,000 at September 30, 1996. Net cash provided by operating activities decreased primarily due to the decrease in net income as discussed above. Net cash used in investing activities decreased primarily due to a decrease in property improvements and replacements at the investment properties. Net cash used in financing activities increased primarily as a result of the absence of proceeds from any mortgage refinancings in 1997 partially offset by a decrease in 1997 distributions paid to partners.

The Partnership has no material capital programs scheduled to be performed in 1997, although certain routine capital expenditures and maintenance expenses have been budgeted. These capital expenditures and maintenance expenses will be incurred only if cash is available from operations or is received from the capital reserve accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $12,037,000 net of discount, is amortized over varying periods with required balloon payments ranging from November 2002, to November 2003, at which time the properties will either be refinanced or sold. Distributions paid to partners during the nine months ended September 30, 1997 and 1996, were approximately $276,000 and $380,000, respectively. Future cash distributions will depend on the levels of net cash generated from operations, property sales, and the availability of cash reserves.
                            PART II - OTHER INFORMATION


ITEM 3.    EXHIBITS AND REPORTS ON FORM 8-K

         a) Exhibits:

            Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

         b) Reports on Form 8-K:

            None filed during the quarter ended September 30, 1997.


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

                             Date: November 12, 1997