Form 10KSB
period 1997-12-31
DAVIDSON INCOME REAL ESTATE LP
filed 1998-03-16
CIK 768598

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                              SECTION 13 OR 15(D)
                  (As last amended by 34-31905, eff. 4/26/93)

                                  FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                  For the fiscal year ended December 31, 1997
                                      or
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

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

                                 (864) 239-1000
                           Issuer's telephone number

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

State issuer's revenues for its most recent fiscal year.  $ 4,728,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of a specified date within the past 60 days. Market value information for the Registrant's partnership interests is not available. Should a trading market develop for these interests, it is the Managing General Partner's belief that the aggregate market value of the voting partnership interests would not exceed $25,000,000.


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

The Registrant has no employees. Management and administrative services are performed by the Managing General Partner and by Insignia Residential Group, L.P., an affiliate of Insignia Financial Group, Inc. ("Insignia"). Effective January 1, 1992, affiliates of Insignia began to provide partnership administration, asset management, and investor services for the Partnership.
See "Item 12. Certain Relationships and Related Transactions" for an enumeration of the affiliates and the compensation and reimbursement received from the Registrant during 1997 and 1996.

Prior to February 25, 1998 the Managing General Partner was a wholly-owned subsidiary of MAE GP Corporation ("MAE GP"), which is wholly owned by Metropolitan Asset Enhancement, L.P., an affiliate of Insignia. Effective February 25, 1998 MAE GP was merged into Insignia Properties Trust ("IPT"), which is an affiliate of Insignia. Thus the Managing General Partner is now a wholly-owned subsidiary of IPT.

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


SCHEDULE OF PROPERTIES:
(dollar amounts in thousands)


                       Gross
                      Carrying     Accumulated                         Federal
Property               Value      Depreciation     Rate     Method    Tax Basis


Northsprings         $ 4,740        $ 2,158     5-25 yrs     S/L      $ 3,624
Lakeside               6,439          2,852     5-25 yrs     S/L        4,689
Bexley House           3,719          1,556     5-25 yrs     S/L        2,791
Covington Pointe       9,389          3,583     5-25 yrs     S/L        6,692

                     $24,287        $10,149                           $17,796



See "Note A" to the financial statements included in "Item 7" for a description of the Partnership's depreciation policy.

SCHEDULE OF MORTGAGES:
(dollar amounts in thousands)


                    Principal                                   Principal
                    Balance At   Stated                          Balance
                   December 31, Interest    Period     Maturity   Due At
Property               1997       Rate     Amortized     Date    Maturity

Northsprings
  1st mortgage      $ 1,888      7.83%    28.67 yrs   10/15/03    $1,701
  2nd mortgage           61      7.83%       (1)      10/15/03        61

Lakeside
  1st mortgage        4,100      7.33%       (1)      11/01/03     4,100

Bexley House
  1st mortgage        1,291      7.60%    21.40 yrs   11/15/02     1,052
  2nd mortgage           45      7.60%       (1)      11/15/02        45

Covington Pointe
  1st mortgage        4,624      7.83%    28.67 yrs   10/15/03     4,169
  2nd mortgage          150      7.83%       (1)      10/15/03       150

    Total            12,159

Less unamortized
  discounts            (148)

                    $12,011


(1) Interest only payments.


SCHEDULE OF AVERAGE ANNUAL RENTAL RATE AND OCCUPANCY:


                                 Average Annual               Average
                              Rental Rates Per Unit          Occupancy
Property                       1997          1996         1997      1996

Northsprings                $ 9,489        $9,008          92%       96%
Lakeside                      6,376         6,021          93%       95%
Bexley House                 11,335        11,076          93%       97%
Covington Pointe              9,361         9,192          92%       92%



The Managing General Partner attributes the decrease in occupancy at Northsprings and Lakeside to the increased building in their respective markets. With more apartment complexes in the areas, competition has increased and major concessions are being offered by competing apartments. The decreased occupancy at Bexley House is attributable to the lack of a property manager for several months during 1997. Also contributing to the decline in occupancy at Bexley House was an increased number of residents moving to assisted living facilities during the year.

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

SCHEDULE OF REAL ESTATE TAXES AND RATES:
(dollar amounts in thousands)


                                     1997        1997
                                    Billing      Rate

Northsprings                        $ 71         3.95
Lakeside                              81         1.37
Bexley House                          84         8.03
Covington Pointe                     188         2.56


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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 1997, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.


                                    PART II


ITEM 5. MARKET FOR PARTNERSHIP EQUITY AND RELATED PARTNER MATTERS

There is no established market for the Units and it is not anticipated that any will occur in the foreseeable future. As of December 31, 1997, there are 3,069 holders of record owning an aggregate of 26,776 units. No public trading has developed for the Units, and it is not anticipated that such a market will develop in the future. Distributions of approximately $377,000 were made in 1997 while distributions of approximately $480,000 were made during 1996. A distribution of approximately $100,000 was paid to the partners in February 1998. Future distributions will depend on the levels of cash generated from operations, refinancings, property sales and the availability of cash reserves.

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


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership realized a net loss of approximately $77,000 for the year ended December 31, 1997 compared to net income of approximately $42,000 for the same period in 1996. The decrease in net income was primarily attributable to the increase in operating expenses. This increase is a result of an increase in operating expenses due to an extensive restoration project at Lakeside Apartments which included major landscaping, interior and exterior painting, parking lot repairs, gutter repairs and balcony restoration. In addition, operating expenses increased as a result of marketing campaigns implemented at Northsprings and Lakeside to increase occupancy in competitive markets. Offsetting these increases were decreases in general and administrative, property tax, and interest expenses. General and administrative expenses decreased due to decreased professional fees and expense reimbursements. Property tax expense decreased primarily due to a decrease in the assessed value and tax rate for Covington Pointe and a refund of prior year property taxes for this location. Interest expense decreased as a result of the refinancing of Lakeside at a lower rate of interest in November, 1996. Included in operating expense for the year ended December 31, 1997 is approximately $347,000 of major repairs and maintenance comprised primarily of parking lot repairs, gutter and tennis court repairs, major landscaping, exterior painting, and exterior building repairs predominately at Lakeside Apartments.

The Partnership owns 17.5% of Sterling Crest Joint Venture. Equity in the income of the joint venture decreased as a result of a decrease in the net income of Sterling Crest Joint Venture's investment property, Brighton Crest. The decrease in net income was due to an increase in operating expenses. Operating expenses increased as a result of marketing campaigns to increase occupancy at Brighton Crest. In addition, operating expenses increased due to major repairs and maintenance at Brighton Crest involving parking lot and roof repairs, and exterior painting.

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

Liquidity and Capital Resources

At December 31, 1997, the Partnership had cash and cash equivalents of approximately $776,000 compared to approximately $655,000 at December 31, 1996. The net increase in cash and cash equivalents is approximately $121,000 for the year ended December 31, 1997. Cash and cash equivalents had a net decrease of approximately $219,000 for the year ended December 31, 1996. Net cash provided by operating activities increased as a result of a decrease in net cash used for satisfaction of accounts payable and other liabilities due to the timing of payments to vendors. Offsetting the increase in cash provided by operating activities was an increase in receivables and deposits at December 31, 1997.
Net cash used for investing activities decreased as a result of a decrease in capital property improvements and replacements and in deposits to restricted escrows at the investment properties. Net cash used in financing activities increased primarily as a result of the absence of proceeds from any mortgage refinancing in 1997. This increase was partially offset by a decrease in distributions paid to partners during 1997.

The Partnership has budgeted approximately $442,000 for major capital expenditures and maintenance expenses for 1998. These capital expenditures and maintenance expenses will be incurred only if cash is available from operations or is received from the capital reserve accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $12,011,000, net of discount, is amortized over varying periods with required balloon payments ranging from November 2002 to November 2003, at which time the properties will either be refinanced or sold. Distributions paid to limited partners during the years ended December 31, 1997 and 1996, were approximately $363,000 and $466,000, respectively. Additionally, distributions to general partners for each of the same time periods totaled approximately $14,000. Future cash distributions will depend on the levels of net cash generated from operations, capital expenditure requirements, property sales and the availability of cash reserves. A distribution of approximately $100,000 was paid to the partners in February of 1998.

Year 2000

The Partnership is dependent upon the Managing General Partner and Insignia for management and administrative services. Insignia has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter (the "Year 2000 Issue"). The project is estimated to be completed not later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The Managing General Partner believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Partnership.

Other

Certain items discussed in this annual report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this annual report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates of revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


ITEM 7.  FINANCIAL STATEMENTS

DAVIDSON INCOME REAL ESTATE LIMITED PARTNERSHIP

LIST OF CONSOLIDATED FINANCIAL STATEMENTS


    Report of Ernst & Young LLP, Independent Auditors

    Consolidated Balance Sheet - December 31, 1997

    Consolidated Statements of Operations - Years ended December 31, 1997 and 1996

    Consolidated Statements of Changes in Partners' Capital (Deficit) - Years ended December 31, 1997 and 1996

    Consolidated Statements of Cash Flows - Years ended December 31, 1997 and 1996

    Notes to Consolidated Financial Statements




                Report of Ernst & Young LLP, Independent Auditors




The Partners
Davidson Income Real Estate, L.P.


We have audited the accompanying consolidated balance sheet of Davidson Income Real Estate, L.P. (A Limited Partnership) as of December 31, 1997, and the related consolidated statements of operations, changes in partners' capital (deficit) and cash flows for each of the two years in the period ended
December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Davidson Income Real Estate, L.P. (A Limited Partnership) at December 31, 1997, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                                         /s/ERNST & YOUNG LLP


Greenville, South Carolina
February 25, 1998


                DAVIDSON INCOME REAL ESTATE LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                               December 31, 1997




Assets
  Cash and cash equivalents                                       $   776
  Receivables and deposits                                            443
  Restricted escrows                                                  315
  Other assets                                                        333
  Investment properties (Notes C and F)
     Land                                         $ 4,120
     Buildings and related personal property       20,167
                                                   24,287
     Less accumulated depreciation                (10,149)         14,138

  Investment in Joint Venture                                         264

                                                                  $16,269

Liabilities and Partners' Capital (Deficit)

Liabilities
  Accounts payable                                                $   121
  Tenant security deposit liabilities                                  93
  Accrued property taxes                                              272
  Other liabilities                                                   115
  Mortgage notes payable (Notes C and F)                           12,011

Partners' Capital (Deficit)
  General partners'                               $  (661)
  Limited partners' (26,776 units
     issued and outstanding)                        4,318           3,657

                                                                  $16,269


          See Accompanying Notes to Consolidated Financial Statements

                DAVIDSON INCOME REAL ESTATE LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)



                                                     Years Ended December 31,
                                                       1997           1996
Revenues:
 Rental income                                       $ 4,511         $ 4,459
 Other income                                            217             250
    Total revenues                                     4,728           4,709

Expenses:
 Operating                                             2,351           2,105
 General and administrative                              179             234
 Depreciation                                            894             850
 Interest                                              1,016           1,084
 Property taxes                                          409             472
    Total expenses                                     4,849           4,745

(Loss) before equity in income of joint venture         (121)            (36)

Equity in income of joint venture                         44              78

    Net (loss) income                                $   (77)        $    42

Net (loss) income allocated to general partners (3%) $    (2)        $     1


Net (loss) income allocated to limited partners (97%)    (75)             41

                                                     $   (77)        $    42

Net (loss) income per limited partnership unit       $ (2.80)        $  1.54


          See Accompanying Notes to Consolidated Financial Statements


                DAVIDSON INCOME REAL ESTATE LIMITED PARTNERSHIP

       CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                        (in thousands, except unit data)




                                  Limited
                                Partnership  General     Limited
                                   Units     Partners    Partners      Total

Original capital
  contributions                   26,776      $   1       $26,776    $26,777

Partners' capital (deficit)
  at December 31, 1995            26,776      $(632)      $ 5,181    $ 4,549

Distributions                         --        (14)         (466)      (480)

Net income for the year
  ended December 31, 1996             --          1            41         42

Partners' capital (deficit)
  at December 31, 1996            26,776       (645)        4,756      4,111

Distributions                         --        (14)         (363)      (377)

Net loss for the year
  ended December 31, 1997             --         (2)          (75)       (77)

Partners' capital (deficit)
  at December 31, 1997            26,776      $(661)      $ 4,318    $ 3,657


          See Accompanying Notes to Consolidated Financial Statements

                DAVIDSON INCOME REAL ESTATE LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (in thousands)



                                                       Years Ended December 31,
                                                           1997         1996
Cash flows from operating activities:
  Net (loss) income                                    $   (77)      $    42
  Adjustments to reconcile net (loss) income to net
   cash provided by operating activities:
    Depreciation                                           894           850
    Amortization of discounts and loan costs                83            74
    Equity in income of joint venture                      (44)          (78)
    Change in accounts:
      Receivables and deposits                             (50)            3
      Other assets                                         (16)           (3)
      Accounts payable                                      58           (32)
      Tenant security deposit liabilities                   (8)           (1)
      Accrued property taxes                               (25)            3
      Other liabilities                                     17           (42)
       Net cash provided by operating activities           832           816

Cash flows from investing activities:
  Property improvements and replacements                  (374)         (565)
  Withdrawals from (deposits to) restricted escrows         95          (151)
  Distributions from joint venture                          71           112
       Net cash used in investing activities              (208)         (604)

Cash flows from financing activities:
  Payments on mortgage notes payable                      (124)         (130)
  Distributions to partners                               (377)         (480)
  Proceeds from long-term borrowings                        --         4,100
  Repayment of mortgage notes payable                       --        (3,812)
  Loan costs                                                (2)         (109)
       Net cash used in financing activities              (503)         (431)

Net increase (decrease) in cash and cash equivalents       121          (219)

Cash and cash equivalents at beginning of year             655           874

Cash and cash equivalents at end of year               $   776       $   655

Supplemental disclosure of cash flow information:
  Cash paid for interest                               $   934       $   986

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY
Property improvements and replacements

Property improvements and replacements were adjusted approximately $108,000 at December 31, 1996, for non-cash amounts in accounts payable at December 31, 1995.

          See Accompanying Notes to Consolidated Financial Statements



                DAVIDSON INCOME REAL ESTATE LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                               December 31, 1997


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

Prior to February 25, 1998 the Managing General Partner was a wholly-owned subsidiary of MAE GP Corporation ("MAE GP"). Effective February 25, 1998 MAE GP was merged into Insignia Properties Trust ("IPT"), which is an affiliate of Insignia Financial Group, Inc. ("Insignia"). Thus the Managing General Partner is now a wholly-owned subsidiary of IPT.

Principles of Consolidation: The consolidated financial statements of the Partnership include all of the accounts of the Partnership, Bexley House, L.P., and Davidson IRE Associates, L.P. The Partnership owns 99.99% of Bexley House, L.P., and 99.99% of Davidson IRE Associates, L.P. The Partnership may remove the General Partner of both Bexley House, L.P., and Davidson IRE Associates, L.P.; therefore, the consolidated partnerships are controlled and consolidated by the Partnership. All significant interpartnership balances have been eliminated.

Use of Estimates: The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Allocations to Partners: Net income (loss) of the Partnership and taxable income (loss) are allocated 97% to the limited partners and 3% to the general partners, except for such amounts which are allocated prior to the Partnership meeting the minimum close requirements as defined in the partnership agreement. Distributions of available cash from operations are allocated 97% to the limited partners and 3% to the general partners. Cash from sales or refinancing are allocated 97% to limited partners and 3% to general partners until the limited partners have received an amount of cumulative distributions from sales or refinancings that equal original invested capital plus an amount which, when added to the prior distributions to limited partners, will equal 12% per annum cumulative noncompounded on Adjusted Invested Capital, as defined in the partnership agreement. Thereafter, upon payment to an affiliate of the general partners certain real estate commissions and incentive fees as described in the partnership agreement, remaining cash from sales or refinancings are allocated 97% to partners and 3% to general partners. In connection with the liquidation of the Partnership, cash from sales or refinancings and any remaining working capital reserves shall be allocated among, and distributed to, the partners in proportion to, and to the extent of, their positive capital account balances.

Distributions of cash from operations per limited partnership unit were $13.56 and $17.40 for 1997 and 1996, respectively. The number of limited partnership units outstanding for 1997 and 1996 was 26,776 units.

Restricted Escrows:

      Capital Improvement Reserve - At the time of the refinancing of Lakeside Apartments' mortgage note payable in November 1996, approximately $198,000 of the proceeds were designated for a "capital improvement reserve" for certain capital improvements. At December 31, 1997, approximately $113,000 remained in escrow for 1998 capital improvements of which any excess funds will be returned for property operations.

      Reserve Account - In addition to the Capital Improvement Reserve for Lakeside Apartments, general reserve accounts of $48,000, $72,000 and $64,000 on Northsprings, Covington Pointe and Bexley House, respectively, were established with the refinancing and financing proceeds for the properties involved. These funds were established to cover necessary repairs and replacements of existing improvements, debt services, out-of-pocket expenses incurred for ordinary and necessary administrative tasks, and payments of real property taxes and insurance premiums. The Partnership was required to deposit net operating income (as defined in the mortgage notes) from the properties to the respective reserve accounts until the reserve accounts equaled $400 per apartment unit or $48,000 for Northsprings and $72,000 for Covington Pointe and $1,000 per apartment unit or $65,000 for Bexley House. At December 31, 1997, the account balances were approximately $55,000, $79,000 and $68,000, respectively, which includes interest earned on these funds.

Escrows for Taxes: These escrows are held by the Partnership for Bexley House, Covington Pointe, Northsprings and Lakeside. The funds which total approximately $336,000 are included in receivables and deposits.

Investment Properties: Investment properties are stated at cost. Acquisition fees are capitalized as a cost of real estate. The Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

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

Cash and Cash Equivalents: Includes cash on hand and in banks, certificates of deposit and money market funds with original maturities less than 90 days. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged the space and is current on its rental payments.

Loan Costs: Loan costs of approximately $499,000, less accumulated amortization of approximately $191,000 are included in other assets and are being amortized on a straight-line basis over the life of the loans. The amortization expense is included in interest expense.

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

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expenses, was approximately $122,000 and $103,000 for the years ended December 31, 1997 and 1996, respectively.

Fair Value of Financial Instruments: The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments at an estimated borrowing rate currently available to the Partnership, approximates its carrying value.

Income Taxes: No provision has been made in the consolidated financial statements for Federal income taxes because, under current law, no Federal income taxes are paid directly by the Partnership. The unit holders are responsible for their respective shares of Partnership net income or loss. The Partnership reports certain transactions differently for tax than for financial statement purposes.

Reclassifications: Certain reclassifications have been made to the 1996 balances to conform to the 1997 presentation.

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

Summary financial information for Sterling Crest Joint Venture is as follows (in thousands):


                                 December 31,1997

Total assets                        $ 8,867
Total liabilities                    (6,432)

Total ventures' equity              $ 2,435


                                    Year Ended
                                 December 31, 1997

Total revenues                      $ 2,555
Total expenses                       (2,304)

                                    $   251

In 1997 and 1996, the Partnership received distributions of approximately $ 71,000 and $112,000 respectively from the Joint Venture. In 1997 and 1996, the Partnership recognized equity in the income of the Joint Venture of approximately $44,000 and $78,000, respectively.

NOTE C - MORTGAGE NOTES PAYABLE

The principle terms of the mortgage notes payable are as follows (in thousands):


                     Principal     Monthly                           Principal
                    Balance At     Payment     Stated                 Balance
                   December 31,   Including   Interest   Maturity     Due At
Property               1997        Interest     Rate       Date      Maturity

Northsprings
 1st mortgage       $ 1,888        $ 14        7.83%    10/15/03     $1,701
 2nd mortgage            61          (a)       7.83%    10/15/03         61

Lakeside              4,100          25        7.33%    11/01/03      4,100

Bexley House
 1st mortgage         1,291          12        7.60%    11/15/02      1,052
 2nd mortgage            45          (a)       7.60%    11/15/02         45

Covington Pointe
 1st mortgage         4,624          35        7.83%    10/15/03      4,169
 2nd mortgage           150           1        7.83%    10/15/03        150

Total                12,159

Less unamortized
discounts              (148)

                    $12,011


(a)  Monthly payment is less than $1,000

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

On November 13, 1996, the Partnership successfully refinanced Lakeside Apartments. The Partnership received $4,100,000 in gross proceeds from the financing. The mortgage note requires monthly interest only payments at a stated interest rate of 7.33% and has a balloon payment due November 1, 2003. This mortgage indebtedness, secured by Lakeside Apartments, of approximately $3,812,000 matured July 1, 1996. The principal and accrued interest of approximately $3,846,000 was refinanced through a temporary bridge loan on July 1, 1996. The Partnership negotiated the temporary bridge loan in the amount of $4,100,000 with Lehman Brothers Holding, Inc. The initial agreement required that the loan mature September 1, 1996, with a possible extension to October 1, 1996. A subsequent amendment extended the maturity date to November 15, 1996.

Scheduled principal payments of mortgage notes payable subsequent to December 31, 1997, are as follows (in thousands):


         1998                             $   134
         1999                                 144
         2000                                 156
         2001                                 168
         2002                               1,275
         Thereafter                        10,282

                                          $12,159



NOTE D - INCOME TAXES

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net (loss) income and Federal taxable loss (in thousands, except unit data):


                                                     1997            1996

Net (loss) income as reported                    $   (77)         $    42
 Add (deduct):
 Depreciation differences                           (198)              (2)
 Equity in Joint Venture                              (7)             (26)
 Miscellaneous                                        15                4
 Prepaid rents                                        49              (53)

Federal taxable loss                             $  (218)         $   (35)

Federal taxable loss
per limited partnership unit                     $ (7.90)         $ (1.27)


The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands) as of December 31, 1997:


    Net assets as reported                                       $ 3,657
    Land and buildings                                             3,185
    Accumulated depreciation                                         474
    Syndication                                                    3,809
    Other                                                            929
    Net assets - Federal tax basis                               $12,054


NOTE E - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following amounts were paid to the Managing General Partner and its affiliates in 1997 and 1996 (in thousands):

                                                       Years Ended December 31,
                                                            1997        1996

 Property management fees (included in operating expenses)  $233      $233
 Reimbursement for services of affiliates (included in
   general and administrative and operating expenses) (1)    124       153


(1) Included in "Reimbursements for services of affiliates" for the years ended December 31, 1997 and 1996, are approximately $19,000 and $10,000, respectively, in reimbursements for construction oversight costs.

For the period of January 1, 1996 to August 31, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The current agent assumed the financial obligations to the affiliate of the General Partner, who receives payment on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations is not significant.

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

NOTE F - REAL ESTATE AND ACCUMULATED DEPRECIATION
(in thousands)

                                            Initial Cost
                                           To Partnership
                                                                     Cost
                                                   Buildings      Capitalized
                                                  and Related   (Written Down)
                                                    Personal     Subsequent to
Description            Encumbrances      Land       Property      Acquisition

Northsprings            $ 1,949        $  736      $ 4,196       $  (192)

Lakeside                  4,100         1,259        5,791          (611)

Bexley House              1,336           647        3,067             5

Covington Pointe          4,774         1,935        7,041           413

  Totals                $12,159        $4,577      $20,095       $  (385)


               Gross Amount At Which Carried
                   At December 31, 1997
                           Buildings
                          And Related
                           Personal           Accumulated     Date of       Date    Depreciable
  Description      Land    Property    Total  Depreciation  Construction  Acquired  Life-Years
Northsprings     $  597    $ 4,143   $ 4,740   $  2,158         1969        11/85       5-25

Lakeside          1,046      5,393     6,439      2,852         1980        05/86       5-25

Bexley House        542      3,177     3,719      1,556         1972        09/86       5-25

Covington Pointe  1,935      7,454     9,389      3,583         1982        03/87       5-25

Totals           $4,120    $20,167   $24,287   $ 10,149

Reconciliation of "Real Estate and Accumulated Depreciation" (in thousands):


                                                    Years Ended December 31,
                                                     1997              1996
 Real Estate
 Balance at beginning of year                      $23,913           $23,465
   Property improvements                               374               457
   Disposals of property                                --                (9)
 Balance at end of year                            $24,287           $23,913

 Accumulated Depreciation
 Balance at beginning of year                      $ 9,255           $ 8,412
   Additions charged to expense                        894               850
   Disposals of property                                --                (7)
 Balance at end of year                            $10,149           $ 9,255

The aggregate cost of the real estate for Federal income tax purposes at December 31, 1997 and 1996, is approximately $27,471,000 and $27,098,000, respectively. Accumulated depreciation for Federal income tax purposes at December 31, 1997 and 1996, is approximately $9,675,000 and $8,583,000, respectively.

NOTE G - COMMITMENTS

The Partnership Agreement provides for payment of a fee to the Managing General Partner for managing the affairs of the Partnership. The fee is 2% of adjusted cash from operations, as defined in the partnership agreement. The fee is payable only after the Partnership has distributed, to all limited partners, adjusted cash from operations in any year equal to 10% of their adjusted invested capital as defined in the partnership agreement. No fees were payable for the years ended December 31, 1997 or December 31, 1996.

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

Prior to February 25, 1998 the Managing General Partner was a wholly-owned subsidiary of MAE GP Corporation ("MAE GP") which is wholly owned by Metropolitan Asset Enhancement, L.P., an affiliate of Insignia. Effective February 25, 1998 MAE GP was merged into Insignia Properties Trust ("IPT"), which is an affiliate of Insignia. Thus the Managing General Partner is now a wholly-owned subsidiary of IPT.

The present officers of the Managing General Partner are listed below:


Name                             Age         Position

Carroll D. Vinson                57          President and Director

Robert D. Long, Jr.              30          Vice President and Chief
                                             Accounting Officer

William H. Jarrard, Jr.          51          Vice President

Daniel M. LeBey                  32          Secretary

Kelley M. Buechler               40          Assistant Secretary


Carroll D. Vinson has been President and Director of the Managing General Partner since August of 1994. He has acted as Chief Operating Officer of IPT since May 1997. During 1993 to August 1994, Mr. Vinson was affiliated with Crisp, Hughes & Co. (regional CPA firm) and engaged in various other investment and consulting activities which included portfolio acquisitions, asset dispositions, debt restructurings and financial reporting. Briefly, in early 1993, Mr. Vinson served as President and Chief Executive Officer of Angeles Corporation, a real estate investment firm. From 1991 to 1993, Mr. Vinson was employed by Insignia in various capacities including Managing Director - President during 1991.

Robert D. Long, Jr. has been Vice President and Chief Accounting Officer of the Managing General Partner since 1993. Mr. Long joined Metropolitan Asset Enhancement, L.P. ("MAE"), an affiliate of Insignia, in September 1993. Since 1994 he has acted as Vice President and Chief Accounting Officer of the MAE subsidiaries. Mr. Long was an accountant for Insignia until joining MAE in 1993. Prior to joining Insignia, Mr. Long was an auditor for the State of Tennessee and was associated with the accounting firm of Harsman Lewis and Associates.

William H. Jarrard, Jr. has been Vice President of the Managing General Partner since January 1992. He has acted as Senior Vice President of IPT since May 1997. Mr. Jarrard previously acted as Managing Director - Partnership Administration of Insignia From January 1991 through September 1997 and served as Managing Director - Partnership Administration and Asset Management of Insignia from July 1994 until January 1996.

Daniel M. LeBey has been Secretary of the Managing General Partner since January 29, 1998 and Insignia's Assistant Secretary since April 30, 1997. Since July 1996 he has also served as Insignia's Associate General Counsel. From September 1992 until June 1996, Mr. LeBey was an attorney with the law firm of Alston & Bird LLP, Atlanta, Georgia.

Kelley M. Buechler has been Assistant Secretary of the Managing General Partner since 1993 and Assistant Secretary of Insignia since 1991.

ITEM 10. EXECUTIVE COMPENSATION

The Registrant was not required to and did not pay remuneration to officers or directors of the Managing General Partner during 1997 or 1996. However, reimbursements and other payments have been made to the Partnership's Managing General Partner and its affiliates, as described in "Item 12" below.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 1997, the only person or entity known by the Registrant to be the beneficial owner of more than 5 percent of the Units of the Registrant is set forth below:

                                              Amount and Nature of    Percent
Entity                    Title of Class      Beneficial Ownership    of Class

Hospital Corporation of   Units of Limited          3,000 Units         11.2%
  America                 Partnership Interest
201 West Main Street
Louisville, KY 40202


As of December 31, 1997, no director or officer of the Managing General Partner owns, nor do the directors or officers as a whole own more than 1% of the Registrant's Units. No such director or officer had any right to acquire beneficial ownership of additional Units of the Registrant.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The partnership agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following amounts were paid to the Managing General Partner and its affiliates in 1997 and 1996 (in thousands):


                                                         Years Ended
                                                         December 31,
                                                      1997         1996

 Property management fees                             $233         $233
 Reimbursement for services of affiliates (1)          124          153


(1) Included in "Reimbursements for services of affiliates" for the years ended December 31, 1997 and 1996, are approximately $19,000 and $10,000, respectively, in reimbursements for construction oversight costs.

For the period of January 1, 1996 to August 31, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner, who receives payment on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

On September 26, 1997, an affiliate of the Managing General Partner purchased Lehman Brothers' Class "D" subordinated bonds of SASCO, 1992-M1. These bonds are secured by 55 multi-family apartment mortgage loan pairs held in Trust, including Bexley House Apartments owned by the Partnership.

The partnership agreement provides for the Managing General Partner to receive a fee for managing the affairs of the Partnership. The fee is 2% of adjusted cash from operations, as defined in the partnership agreement. The fee is payable only after the Partnership has distributed to all limited partners, adjusted cash from operations in any year equal to 10% of their adjusted invested capital as defined in the partnership agreement. No fees were payable for the years ended December 31, 1997 or December 31, 1996.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits:  See Exhibit Index contained herein.

           Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

(b)        Reports on Form 8-K filed in the fourth quarter of fiscal year 1997.

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



                                DAVIDSON INCOME REAL ESTATE, L.P.

                                By:   Davidson Diversified Properties, Inc.,
                                      as Managing General Partner


                                By:   /s/ Carroll D. Vinson
                                      Carroll D. Vinson
                                      President and Director


                                Date:  March 13, 1998



      In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Carroll D. Vinson                       President and Director
Carroll D. Vinson



/s/ Robert D. Long, Jr.                     Vice President and Chief
Robert D. Long, Jr.                         Accounting Officer



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