Form 10QSB
period 1998-03-31
DAVIDSON INCOME REAL ESTATE LP
filed 1998-05-11
CIK 768598

FORM 10-QSB--QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT

                    U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 1998

                                       or

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

                          One Insignia Financial Plaza
                                 P.O. Box 1089
                        Greenville, South Carolina 29602
                   (Address of principal executive offices))


                                 (864) 239-1000
                           Issuer's telephone number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes  X  No      .



                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


a)                         DAVIDSON INCOME REAL ESTATE, L.P.

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 1998


Assets
  Cash and cash equivalents                                            $    783
  Receivables and deposits                                                  326
  Restricted escrows                                                        269
  Other assets                                                              306
  Investment properties:
    Land                                                $  4,120
    Buildings and related personal property               20,326
                                                          24,446
    Less accumulated depreciation                        (10,371)        14,075

  Investment in Joint Venture                                               206

                                                                       $ 15,965


Liabilities and Partners' Capital (Deficit)
Liabilities
  Accounts payable                                                     $     41
  Tenant security deposit liabilities                                        87
  Accrued property taxes                                                    154
  Other liabilities                                                          94
  Mortgage notes payable                                                 11,984

Partners' Capital (Deficit)
  General partners'                                     $   (663)
  Limited partners' (26,776 units
     issued and outstanding)                               4,268          3,605

                                                                       $ 15,965

          See Accompanying Notes to Consolidated Financial Statements


b)                         DAVIDSON INCOME REAL ESTATE, L.P.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)



                                                           Three Months Ended
                                                                March 31,
                                                           1998           1997
Revenues:
 Rental income                                           $ 1,103        $ 1,102
 Other income                                                 48             61
  Total revenues                                           1,151          1,163

Expenses:
 Operating                                                   477            510
 General and administrative                                   54             45
 Depreciation                                                222            218
 Interest                                                    251            253
 Property taxes                                              111            119
  Total expenses                                           1,115          1,145

Income before equity in income of joint venture               36             18

Equity in income of joint venture                             12             21

  Net income                                             $    48        $    39

Net income allocated to
 general partners (3%)                                   $     1        $     1
Net income allocated to
 limited partners (97%)                                       47             38

                                                         $    48        $    39

Net income per limited partnership unit                  $  1.74        $  1.41


          See Accompanying Notes to Consolidated Financial Statements


c)                         DAVIDSON INCOME REAL ESTATE, L.P.

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)

                                       Limited
                                     Partnership     General       Limited
                                        Units        Partners      Partners      Total
Original capital contributions          26,776      $     1        $ 26,776    $ 26,777

Partners' capital (deficit)
  at December 31, 1997                  26,776      $  (661)       $  4,318    $  3,657

Distributions paid to partners              --           (3)            (97)       (100)

Net income for the three months
  ended March 31, 1998                      --            1              47          48

Partners' capital (deficit)
  at March 31, 1998                     26,776      $  (663)       $  4,268     $ 3,605

          See Accompanying Notes to Consolidated Financial Statements


d)
                       DAVIDSON INCOME REAL ESTATE, L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                              Three Months Ended
                                                                   March 31,
                                                              1998          1997
Cash flows from operating activities:
  Net income                                                 $   48        $   39
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                                222           218
    Amortization of discounts and loan costs                     20            19
    Equity in income of joint venture                           (12)          (21)
    Change in accounts:
      Receivables and deposits                                  117           152
      Other assets                                               13            (4)
      Accounts payable                                          (80)          (32)
      Tenant security deposit liabilities                        (6)           (1)
      Accrued property taxes                                   (118)         (137)
      Other liabilities                                         (21)           (4)

         Net cash provided by operating activities              183           229

Cash flows from investing activities:
  Property improvements and replacements                       (159)          (67)
  Net withdrawals from (deposits to) restricted escrows          46            (5)
  Distributions from joint venture                               70            35

        Net cash (used in) investing activities                 (43)          (37)

Cash flows from financing activities:
  Payments on mortgage notes payable                            (33)          (30)
  Distributions to partners                                    (100)         (102)
  Loan costs                                                     --            (2)

         Net cash (used in) financing activities               (133)         (134)

Net increase in cash and cash equivalents                         7            58

Cash and cash equivalents at beginning of period                776           655

Cash and cash equivalents at end of period                   $  783        $  713

Supplemental disclosure of cash flow information:
  Cash paid for interest                                     $  232        $  229

           See Accompanying Notes to Consolidated Financial Statements


e)
                       DAVIDSON INCOME REAL ESTATE, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Davidson Income Real Estate, L.P. (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Diversified Properties, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1997.

Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

NOTE B  - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following amounts were paid to the Managing General Partner and its affiliates during the three month periods ended March 31, 1998 and 1997:

                                                             1998          1997
                                                                (in thousands)

Property management fees (included in operating expenses)   $ 59           $ 57
Reimbursement for services of affiliates (included in
  general and administrative and operating expenses) (1)      33             30


(1)Included in "Reimbursements for services of affiliates" for 1998 and 1997, are approximately $4,000 and $1,000, respectively, in reimbursements for construction oversight costs.

For the period of January 1, 1997 to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the Managing General Partner with an insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner, which received payment on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations was not significant.

On September 26, 1997, an affiliate of the Managing General Partner purchased Lehman Brothers' Class "D" subordinated bonds of SASCO, 1992-M1. These bonds are secured by 55 multi-family apartment mortgage loan pairs held in Trust, including Bexley House Apartments owned by the Partnership.

Prior to February 25, 1998, the Managing General Partner was a wholly-owned subsidiary of MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), which is an affiliate of Insignia Financial Group, Inc. ("Insignia"). Thus the Managing General Partner is now a wholly-owned subsidiary of IPT.

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in IPT with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the Managing General Partner of the Partnership.


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1998 and 1997:

                                                  Average
                                                 Occupancy
Property                                     1998          1997

Northsprings Apartments (1)
   Atlanta, Georgia                          96%            89%

Lakeside Apartments
   Charlotte, North Carolina                 91%            91%

Bexley House Apartments (2)
   Columbus, Ohio                            92%            97%

Covington Pointe Apartments (3)
   Dallas, Texas                             84%            92%


(1)The increase in occupancy at Northsprings Apartments is attributed to a stronger market in the Atlanta area, and improvements made recently to enchance the appearance of the property.
(2)Bexley House Apartments occupancy is based upon an elderly clientele; occupancy fluctuates depending upon the general health of its tenants and their relocation to assisted living facilities.
(3)Occupancy decreased at Covington Pointe Apartments as a result of direct competition of newer complexes in the Dallas area.

Results of Operations

The Partnership's net income for the three months ended March 31, 1998, was approximately $48,000 compared to approximately $39,000 for the corresponding period in 1997. The increase in net income is primarily attributable to a decrease in operating expenses partially offset by an increase in general and administrative expenses and decreases in other income and equity in income of joint venture (see discussion below).

The decrease in operating expenses is due to a decrease in maintenance related expenses at Lakeside Apartments resulting from decreases in improvement projects to enhance the appearance of the property. Specifically, parking lot repairs, yard and grounds and interior painting costs decreased in the period ended March 31, 1998, as compared to the same period in 1997. Also contributing to the decrease in operating expenses was a decrease in rental expenses at Covington Pointe Apartments due to a reduction in referral fees paid to outside sources and a reduction in advertising costs. Partially offsetting the decrease in operating expenses was an increase in general and administrative expense related to higher fees associated with taxes and licenses. Other income decreased for the three month period ended March 31, 1998, compared to the same period in 1997 as a result of a reduction in interest income due to lower cash balances held by the Partnership.

Included in operating expenses for the three month period ended March 31, 1998, is approximately $10,000 of major repairs and maintenance comprised primarily of major landscaping and parking lot repairs at Lakeside Apartments.

The Partnership owns a 17.5% interest in Sterling Crest Joint Venture. Equity in the income of the joint venture decreased as a result of a decrease in the net income of Sterling Crest Joint Ventures' investment property, Brighton Crest. The decrease in net income at Brighton Crest was primarily due to increases in exterior painting projects and maintenance salaries.

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

Liquidity and Capital Resources

At March 31, 1998, the Partnership held cash and cash equivalents of approximately $783,000, compared to approximately $713,000 at March 31, 1997. The net increase in cash and cash equivalents was approximately $7,000 for the three month period ended March 31, 1998. Cash and cash equivalents had a net increase of approximately $58,000 for the three month period ended March 31, 1997. Net cash provided by operating activities decreased primarily as a result of smaller decreases in receivables and deposits and an increase in cash payments for accounts payable and other liabilities due to the timing of payments. Partially offsetting the decreases to cash from operations was a decrease in cash paid for property taxes due to the timing of payments. Net cash used in investing activities increased due to an increase in cash used for property improvements and replacements partially offset by increases in cash received from escrow withdrawals and from distributions from the joint venture. Net cash used in financing activities remained consistent for the three months ended March 31, 1998 and 1997.

The Partnership has no material capital programs scheduled to be performed in 1998, although certain routine capital expenditures and maintenance expenses have been budgeted.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $11,984,000 net of discount, is amortized over varying periods with required balloon payments ranging from November 2002 to November 2003, at which time the properties will either be refinanced or sold. Distributions paid to the partners during the three months ended March 31, 1998 and 1997 were approximately $100,000 and $102,000, respectively. The Managing General Partner anticipates a further cash distribution in the second quarter of 1998. Future cash distributions will depend on the levels of net cash generated from operations, property sales, and the availability of cash reserves.

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

Other

Certain items discussed in this quarterly report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this quarterly report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


                            PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and its affiliates of interests in certain general partner entities, past tender offers by Insignia affiliates to acquire limited partnership units, the management of partnerships by Insignia affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. The Managing General Partner was only recently served with the complaint which it believes to be without merit, and intends to vigorously defend the action.

The Managing General Partner is unaware of any other pending or outstanding litigation that is not of a routine nature. The Managing General Partner believes that all such other matters will be resolved without a material adverse effect upon the Partnership's financial condition, results of operations, or liquidity.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

         a) Exhibits:

            Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

         b) Reports on Form 8-K:

            None filed during the quarter ended March 31, 1998.


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



                             DAVIDSON INCOME REAL ESTATE, L.P.

                             By: DAVIDSON DIVERSIFIED PROPERTIES, INC.,
                                 as Managing General Partner

                             By: /s/ Carroll D. Vinson
                                 Carroll D. Vinson
                                 President

                             By: /s/ Robert D. Long, Jr.
                                 Robert D. Long, Jr.
                                 Vice President and
                                 Chief Accounting Officer

                             Date: May 11, 1998