Form 10QSB
period 1998-06-30
DAVIDSON INCOME REAL ESTATE LP
filed 1998-08-06
CIK 768598

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


                  For the quarterly period ended June 30, 1998

                                       or

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


                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


a)
                       DAVIDSON INCOME REAL ESTATE, L.P.

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                                 June 30, 1998


Assets
  Cash and cash equivalents                                          $    793
  Receivables and deposits                                                396
  Restricted escrows                                                      277
  Other assets                                                            290
  Investment properties:
    Land                                                $  4,120
    Buildings and related personal property               20,417
                                                          24,537
    Less accumulated depreciation                        (10,593)      13,944

  Investment in Joint Venture                                             221

                                                                     $ 15,921

Liabilities and Partners' Capital (Deficit)
Liabilities
  Accounts payable                                                   $     72
  Tenant security deposit liabilities                                      84
  Accrued property taxes                                                  224
  Other liabilities                                                       109
  Mortgage notes payable                                               11,957

Partners' Capital (Deficit)
  General partners'                                     $   (667)
  Limited partners' (26,776 units
     issued and outstanding)                               4,142        3,475

                                                                     $ 15,921

          See Accompanying Notes to Consolidated Financial Statements

b)
                       DAVIDSON INCOME REAL ESTATE, L.P.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)



                                 Three Months Ended       Six Months Ended
                                      June 30,                June 30,
                                   1998        1997        1998        1997
Revenues:
 Rental income                   $ 1,088    $  1,092     $ 2,191    $  2,194
 Other income                         52          77         100         138
   Total revenues                  1,140       1,169       2,291       2,332

Expenses:
 Operating                           537         512       1,014       1,022
 General and administrative           62          36         116          81
 Depreciation                        222         221         444         439
 Interest                            251         259         502         512
 Property taxes                      113         119         224         238

   Total expenses                  1,185       1,147       2,300       2,292

Equity in income
    of joint venture                  15           7          27          28

    Net income (loss)            $   (30)   $     29     $    18    $     68

Net income (loss) allocated
 to general partners (3%)        $    (1)   $      1     $    --    $      2
Net income (loss) allocated
 to limited partners (97%)           (29)         28          18          66
                                 $   (30)   $     29     $    18    $     68
Net income (loss) per limited
 partnership unit                $ (1.09)   $   1.05     $   .65    $   2.46

Distributions per limited
 partnership unit                $  3.62    $   2.65     $  7.24    $   6.35

          See Accompanying Notes to Consolidated Financial Statements

c)                         DAVIDSON INCOME REAL ESTATE, L.P.

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)

                                    Limited
                                  Partnership   General     Limited
                                     Units     Partners    Partners       Total
Original capital contributions        26,776    $     1     $ 26,776    $ 26,777

Partners' capital (deficit)
  at December 31, 1997                26,776    $  (661)    $  4,318    $  3,657

Distributions paid to partners            --         (6)        (194)       (200)

Net income for the six months
  ended June 30, 1998                     --         --           18          18

Partners' capital (deficit)
  at June 30, 1998                    26,776    $  (667)    $  4,142    $  3,475

          See Accompanying Notes to Consolidated Financial Statements

d)                        DAVIDSON INCOME REAL ESTATE, L.P.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                   (in thousands)


                                                           Six Months Ended
                                                               June 30,
                                                           1998        1997
Cash flows from operating activities:
  Net income                                              $   18      $   68
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                             444         439
    Amortization of discounts and loan costs                  39          44
    Equity in income of joint venture                        (27)        (28)
    Change in accounts:
      Receivables and deposits                                47          43
      Other assets                                            16         (41)
      Accounts payable                                       (49)        (41)
      Tenant security deposit liabilities                     (9)         (6)
      Accrued property taxes                                 (48)        (65)
      Other liabilities                                       (6)          9

         Net cash provided by operating activities           425         422

Cash flows from investing activities:
  Property improvements and replacements                    (250)       (136)
  Net withdrawals from (deposits to) restricted escrows       38         (25)
  Distributions from joint venture                            70          35

        Net cash (used in) investing activities             (142)       (126)

Cash flows from financing activities:
  Payments on mortgage notes payable                         (66)        (61)
  Distributions to partners                                 (200)       (177)
  Loan costs                                                  --          (1)

         Net cash (used in) financing activities            (266)       (239)

Net increase in cash and cash equivalents                     17          57

Cash and cash equivalents at beginning of period             776         655

Cash and cash equivalents at end of period                $  793      $  712

Supplemental disclosure of cash flow information:
  Cash paid for interest                                  $  463      $  468

           See Accompanying Notes to Consolidated Financial Statements

e)
                       DAVIDSON INCOME REAL ESTATE, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Davidson Income Real Estate, L.P. (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Diversified Properties, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1997.

Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

NOTE B  - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following amounts were paid to the Managing General Partner and its affiliates during the six month periods ended June 30, 1998 and 1997:


                                                               1998       1997
                                                               (in thousands)

Property management fees (included in operating expenses)      $114        $115
Reimbursement for services of affiliates (included in
  general and administrative expense)                            61          44


In addition, $6,000 and $13,000 of construction oversight cost reimbursements were paid to the Managing General Partner and its affiliates during the six months ended June 30, 1998 and 1997, respectively. These amounts are included in operating expense.

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

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in IPT with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in September or October of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the Managing General Partner of the Partnership.

NOTE C - DISTRIBUTIONS

The Partnership distributed cash from operations of approximately $194,000 and $6,000 to the limited partners and General Partner, respectively, during the six months ended June 30, 1998. During the six months ended June 30, 1997, the Partnership distributed cash from operations of approximately $170,000 and $7,000 to the limited partners and General Partner, respectively.


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1998 and 1997:

                                                  Average
                                                 Occupancy
Property                                    1998           1997

Northsprings Apartments (1)
   Atlanta, Georgia                          95%           89%

Lakeside Apartments
   Charlotte, North Carolina                 92%           91%

Bexley House Apartments (2)
   Columbus, Ohio                            93%           95%

Covington Pointe Apartments (3)
   Dallas, Texas                             82%           93%


(1)The increase in occupancy at Northsprings Apartments is attributed to a stronger market in the Atlanta area, and improvements made recently to enhance the appearance of the property.
(2)Bexley House Apartments occupancy is based upon an elderly clientele; occupancy fluctuates depending upon the general health of its tenants and their relocation to assisted living facilities.
(3)Occupancy decreased at Covington Pointe Apartments as a result of direct competition of newer complexes in the Dallas area.

Results of Operations

The Partnership realized a net loss of approximately $30,000 and net income of approximately $18,000 for the three and six month periods ended June 30, 1998, respectively. During the three and six month periods ended June 30, 1997, the Partnership realized net income of approximately $29,000 and $68,000, respectively. The decrease in net income for the six month period ended June 30, 1998 is primarily attributable to an increase in general and administrative expense due to increases in general partner reimbursements and other partnership administrative costs. Also contributing to the decrease in net income for the six month period was a decrease in other income due to tax refunds that were received on behalf of Northsprings Apartments and Covington Pointe Apartments during the same period in 1997. In addition, there was an increase in operating expense for the three month period ended June 30, 1998 attributable to increases in utilities, salaries, and administrative expenses at several of the Partnership's investment properties during the corresponding period of 1997.
The increases in operating expense were partially offset by an overall decrease in maintenance expense for the six month period ended June 30, 1998 due to parking lot and building repair projects at a number of the Partnership's investment properties in 1997.

The Partnership owns a 17.5% interest in Sterling Crest Joint Venture. Equity in the income of the joint venture increased for the three month period ended June 30, 1998 as a result of an increase in the income of the Joint Ventures investment property, Brighton Crest. The increase in net income at Brighton Crest for the three month period ended June 30, 1998 is primarily attributable to an increase in rental income resulting from increased occupancy and an increase in rental rates. Net income for the six month period ended June 30, 1998 remained consistent with that of the same period in 1997 as the increase in rental income was offset by increases in maintenance salaries and exterior painting costs during the first quarter of 1998.

Included in operating expense for the six month period ended June 30, 1998 are approximately $22,000 of major repairs and maintenance comprised primarily of landscaping, parking lot repairs, and construction oversight reimbursements.
For the six months ended June 30, 1997 approximately $97,000 of major repairs and maintenance, mainly comprised of parking lot repairs and balcony restoration at Lakeside Apartments, were included in operating expense.

Liquidity and Capital Resources

At June 30, 1998, the Partnership held cash and cash equivalents of approximately $793,000 compared to approximately $712,000 at June 30, 1997. The net increase in cash and cash equivalents was approximately $17,000 for the six month period ended June 30, 1998. Cash and cash equivalents had a net increase of approximately $57,000 for the six month period ended June 30, 1997. Net cash provided by operating activities remained relatively stable. Net cash used in investing activities increased due to an increase in cash used for property improvements and replacements partially offset by a net increase in cash received from escrow withdrawals and from increased distributions from the joint venture. Net cash used in financing activities increased as a result of increased distributions paid to partners during the six months ended June 30, 1998 compared to the corresponding period in 1997.

The Partnership has no material capital programs scheduled to be performed in 1998, although certain routine capital expenditures and maintenance expenses have been budgeted.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $11,957,000, net of discount, is amortized over varying periods with required balloon payments ranging from November 2002 to November 2003, at which time the properties will either be refinanced or sold. Distributions paid to the partners during the six months ended June 30, 1998 and 1997 were approximately $200,000 and $177,000, respectively. Future cash distributions will depend on the levels of net cash generated from operations, property sales, and the availability of cash reserves. The Managing General Partner expects to make another distribution in the third quarter of 1998.

Year 2000

The Partnership is dependent upon the Managing General Partner and Insignia for management and administrative services. Insignia has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter (the "Year 2000 Issue"). The project is estimated to be completed no later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The Managing General Partner believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Partnership.

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


                          PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuances, et al. V. Insignia Financial Group, Inc., et al, in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Corporate General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and its affiliates of interests in certain general partner entities, past tender offers by Insignia affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. The Corporate General Partner believes the action to be without merit, and intends to vigorously defend it. On June 24, 1998, the Managing General Partner filed a motion seeking dismissal of the action.

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

         b) Reports on Form 8-K:

            None filed during the quarter ended June 30, 1998.


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

                             Date: August 6, 1998