Form 10QSB
period 1998-09-30
DAVIDSON INCOME REAL ESTATE LP
filed 1998-11-13
CIK 768598

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


               For the quarterly period ended September 30, 1998

                                       or

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

                                55 Beattie Place
                                 P.O. Box 1089
                        Greenville, South Carolina 29602
                    (Address of principal executive offices)


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

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


a)
                        DAVIDSON INCOME REAL ESTATE, L.P.

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                               September 30, 1998



Assets
  Cash and cash equivalents                                       $    858
  Receivables and deposits                                             524
  Restricted escrows                                                   294
  Other assets                                                         284
  Investment properties:
    Land                                                $  4,120
    Buildings and related personal property               20,492
                                                          24,612
    Less accumulated depreciation                        (10,815)   13,797

  Investment in Joint Venture                                          171

                                                                  $ 15,928

Liabilities and Partners' Capital (Deficit)
Liabilities
  Accounts payable                                                $    118
  Tenant security deposit liabilities                                   83
  Accrued property taxes                                               337
  Other liabilities                                                    125
  Mortgage notes payable                                            11,929

Partners' Capital (Deficit)
  General partners'                                     $   (671)
  Limited partners' (26,776 units
     issued and outstanding)                               4,007     3,336

                                                                  $ 15,928

          See Accompanying Notes to Consolidated Financial Statements


b)
                       DAVIDSON INCOME REAL ESTATE, L.P.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)



                                 Three Months Ended      Nine Months Ended
                                    September 30,          September 30,
                                  1998       1997        1998       1997
Revenues:
 Rental income                   $ 1,113   $  1,116    $ 3,304   $  3,310
 Other income                         62         29        162        167
   Total revenues                  1,175      1,145      3,466      3,477

Expenses:
 Operating                           583        643      1,597      1,665
 General and administrative           56         43        172        124
 Depreciation                        222        225        666        664
 Interest                            250        253        752        765
 Property taxes                      114         96        338        334

   Total expenses                  1,225      1,260      3,525      3,552

Equity in income
    of joint venture                  11         13         38         41

    Net loss                     $   (39)  $   (102)   $   (21)  $    (34)

Net loss allocated
 to general partners (3%)        $    (1)  $     (3)   $    (1)  $     (1)

Net loss allocated
 to limited partners (97%)           (38)       (99)       (20)       (33)
                                 $   (39)  $   (102)   $   (21)  $    (34)
Net loss per limited
 partnership unit                $ (1.41)  $  (3.70)   $  (.76)  $  (1.24)

Distributions per limited
 partnership unit                $  3.63   $   3.58    $ 10.87   $   9.93

          See Accompanying Notes to Consolidated Financial Statements


c)
                       DAVIDSON INCOME REAL ESTATE, L.P.

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)

                                       Limited
                                     Partnership    General     Limited
                                        Units      Partners    Partners       Total
Original capital contributions          26,776      $     1     $ 26,776    $ 26,777

Partners' capital (deficit)
  at December 31, 1997                  26,776      $  (661)    $  4,318    $  3,657

Distributions paid to partners              --           (9)        (291)       (300)

Net loss for the nine months
  ended September 30, 1998                  --           (1)         (20)        (21)

Partners' capital (deficit)
  at September 30, 1998                 26,776      $  (671)    $  4,007    $  3,336

          See Accompanying Notes to Consolidated Financial Statements

d)
                        DAVIDSON INCOME REAL ESTATE, L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                              Nine Months Ended
                                                                September 30,
                                                              1998       1997
Cash flows from operating activities:
  Net loss                                                   $  (21)    $  (34)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
    Depreciation                                                666        664
    Amortization of discounts and loan costs                     59         64
    Equity in income of joint venture                           (38)       (41)
    Change in accounts:
      Receivables and deposits                                  (81)       (11)
      Other assets                                                8        (48)
      Accounts payable                                           (3)         5
      Tenant security deposit liabilities                       (10)        (6)
      Accrued property taxes                                     65         --
      Other liabilities                                          10          8

         Net cash provided by operating activities              655        601

Cash flows from investing activities:
  Property improvements and replacements                       (325)      (250)
  Net withdrawals from restricted escrows                        21         52
  Distributions from joint venture                              131         71

        Net cash used in investing activities                  (173)      (127)

Cash flows from financing activities:
  Payments on mortgage notes payable                           (100)       (92)
  Distributions to partners                                    (300)      (276)
  Loan costs                                                     --         (2)

         Net cash used in financing activities                 (400)      (370)

Net increase in cash and cash equivalents                        82        104

Cash and cash equivalents at beginning of period                776        655

Cash and cash equivalents at end of period                   $  858     $  759

Supplemental disclosure of cash flow information:
  Cash paid for interest                                     $  694     $  701

           See Accompanying Notes to Consolidated Financial Statements

e)
                       DAVIDSON INCOME REAL ESTATE, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Davidson Income Real Estate, L.P. (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Diversified Properties, Inc. (the "Managing General Partner"), a wholly-owned subsidiary of Insignia Properties Trust ("IPT") (see Note D), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1997.

Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

NOTE B  - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following amounts were paid to the Managing General Partner and its affiliates during the nine month periods ended September 30, 1998 and 1997:

                                                              1998      1997
                                                              (in thousands)

Property management fees (included in operating expenses)      $176      $173
Reimbursement for services of affiliates (included in
  general and administrative and operating expenses) (1)        101        83


(1) Included in "Reimbursements for services of affiliates" for 1998 and 1997, are approximately $7,600 and $15,500, respectively, of construction oversight cost reimbursements.

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

On September 26, 1997, an affiliate of the Managing General Partner purchased Lehman Brothers' "Class D" subordinated bonds of SASCO, 1992-M1. These bonds are secured by 55 multi-family apartment mortgage loan pairs held in Trust, including Bexley House Apartments owned by the Partnership.

On August 27, 1998, an affiliate of the Managing General Partner (the "Purchaser") commenced a tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 9,000 of the outstanding units of limited partnership interest in the Partnership at $375 per Unit, net to the seller in cash. The expiration date for the tender offer was extended to November 16, 1998.

NOTE C - DISTRIBUTIONS

The Partnership distributed cash from operations of approximately $291,000 and $9,000 to the limited partners and general partners, respectively, during the nine months ended September 30, 1998. During the nine months ended September 30, 1997, the Partnership distributed cash from operations of approximately $266,000 and $10,000 to the limited partners and general partners, respectively.

NOTE D - TRANSFER OF CONTROL - SUBSEQUENT EVENT

On October 1, 1998, Insignia Financial Group, Inc. completed its merger with and into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result of the Insignia Merger, AIMCO acquired control of the Managing General Partner. In addition, AIMCO also acquired approximately 51% of the outstanding common shares of beneficial interest of IPT. Also, effective October 1, 1998, IPT and AIMCO entered into an Agreement and plan of Merger pursuant to which IPT is to be merged with and into AIMCO or a subsidiary of AIMCO (the "IPT Merger"). The IPT Merger requires the approval of the holders of a majority of the outstanding IPT Shares. AIMCO has agreed to vote all of the IPT Shares owned by it in favor of the IPT Merger and has granted an irrevocable limited proxy to unaffiliated representatives of IPT to vote the IPT Shares acquired by AIMCO and its subsidiaries in favor of the IPT Merger. As a result of AIMCO's ownership and its agreement, the vote of no other holder of IPT is required to approve the merger. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1998 and 1997:

                                              Average
                                             Occupancy
Property                                  1998       1997
Northsprings Apartments (1)
   Atlanta, Georgia                        96%       91%
Lakeside Apartments
   Charlotte, North Carolina               93%       93%
Bexley House Apartments
   Columbus, Ohio                          92%       94%
Covington Pointe Apartments (2)
   Dallas, Texas                           81%       93%


(1)The increase in occupancy at Northsprings Apartments is attributed to a stronger rental market in the Atlanta area. Improvements were also made recently to enhance the appearance of the property and a "One Month Free" special promotion was provided at the property.
(2)Occupancy decreased at Covington Pointe Apartments as a result of direct competition of newer complexes in the Dallas area.

Results of Operations

The Partnership realized a net loss for the three and nine month periods ended September 30, 1998 of approximately $39,000 and $21,000, respectively. During the three and nine month periods ended September 30, 1997, the Partnership realized a net loss of approximately $102,000 and $34,000, respectively. The decrease in net loss for the nine month period ended September 30, 1998 is primarily attributable to a decrease in operating expense partially offset by an increase in general and administrative expense. The decrease in operating expense is attributable to a decrease in maintenance expense for the nine months ended September 30, 1998 due to parking lot and building repair projects at a number of the Partnership's investment properties in 1997. General and administrative expense increased due to an increase in general partner reimbursements and other administrative costs. The decrease in net loss for the three months ended September 30, 1998 as compared to the same period in 1997 is primarily attributable to a decrease in operating expense, as discussed above, combined with an increase in other income. The increase in other income is primarily due to increases in interest income and various rental related fees during the three month period ended September 30, 1998. Rental income for both the three and nine month comparable periods remained relatively constant as increases in rental rates offset the overall decrease in occupancy at the Partnership's investment properties.

The Partnership owns a 17.5% interest in Sterling Crest Joint Venture. Equity in the income of the joint venture decreased slightly for the three month period ended September 30, 1998 as a result of a decrease in the income of the Joint Venture's investment property, Brighton Crest. The decrease in net income at Brighton Crest for the three month period ended September 30, 1998 is primarily attributable to a decrease in rental income attributable to concessions offered to maintain occupancy offset by a decrease in property expense at the property. Net income for the nine month period ended September 30, 1998 remained consistent with that of the same period in 1997.

Included in operating expense for the nine month period ended September 30, 1998 are approximately $46,000 of major repairs and maintenance comprised primarily of landscaping costs, parking lot and pool repairs, and construction oversight reimbursements. For the nine months ended September 30, 1997 approximately $217,000 of major repairs and maintenance, mainly comprised of parking lot, gutter, pool, tennis court and exterior building repairs, and balcony restoration at Lakeside Apartments, were included in operating expense.

Liquidity and Capital Resources

At September 30, 1998, the Partnership held cash and cash equivalents of approximately $858,000 compared to approximately $759,000 at September 30, 1997. The net increase in cash and cash equivalents was approximately $82,000 and $104,000 for the nine month periods ended September 30, 1998 and 1997, respectively. Net cash provided by operating activities increased primarily due to decreases in other assets and an increase in accrued property taxes partially offset by an increase in receivables and deposits. These fluctuations in other operating accounts are due to the timing of collections and payments. Net cash used in investing activities increased due to an increase in property improvements and replacements in 1998 combined with a decrease in withdrawals from restricted escrows. Partially offsetting these increases was an increase in cash distributions received from the joint venture. Net cash used in financing activities increased primarily as a result of increased distributions paid to partners during the nine months ended September 30, 1998 compared to the corresponding period in 1997.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with federal, state and local legal and regulatory requirements. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The Managing General Partner is currently assessing the need for capital improvements at each of the Partnership's properties. To the extent that additional capital improvements are required, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term. The mortgage indebtedness of approximately $11,929,000, net of discount, is amortized over varying periods with required balloon payments ranging from November 2002 to November 2003. The Managing General Partner will attempt to refinance such indebtedness or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

Distributions paid to the partners during the nine months ended September 30, 1998 and 1997 were approximately $300,000 ($10.87 per unit of limited partnership interest) and $276,000 ($9.93 per unit of limited partnership interest), respectively. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales, and the availability of cash reserves. The Partnership's distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations to permit further distributions to its partners in 1998 or subsequent periods.

Transfer of Control - Subsequent Event

On October 1, 1998, Insignia Financial Group, Inc. completed its merger with and into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result of the Insignia Merger, AIMCO acquired control of the Managing General Partner. In addition, AIMCO also acquired approximately 51% of the outstanding common shares of beneficial interest of Insignia Properties Trust ("IPT"), the entity which controls the Managing General Partner. Also, effective October 1, 1998, IPT and AIMCO entered into an Agreement and plan of Merger pursuant to which IPT is to be merged with and into AIMCO or a subsidiary of AIMCO (the "IPT Merger"). The IPT Merger requires the approval of the holders of a majority of the outstanding IPT Shares. AIMCO has agreed to vote all of the IPT Shares owned by it in favor of the IPT Merger and has granted an irrevocable limited proxy to unaffiliated representatives of IPT to vote the IPT Shares acquired by AIMCO and its subsidiaries in favor of the IPT Merger. As a result of AIMCO's ownership and its agreement, the vote of no other holder of IPT is required to approve the merger. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

Year 2000

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Partnership is dependent upon the Managing General Partner and its affiliates for management and administrative services ("Managing Agent"). Any computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Managing Agent and the Partnership.

Status of Progress in Becoming Year 2000 Compliant

The Managing Agent's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing and implementation. To date, the Managing Agent has fully completed its assessment of all information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phase on both hardware and software systems. Assessments are continuing in regards to embedded systems in operating equipment. The Managing Agent anticipates having all phases complete by June 1, 1999.

In addition to the areas the Partnership is relying on the Managing Agent to verify compliance with, the Partnership has certain operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. The focus of the Managing General Partner was to the security systems, elevators, heating-ventilation-air-conditioning systems, telephone systems and switches, and sprinkler systems. The Managing General Partner is currently engaged in the identification of all non-compliant operational systems, and is in the process of estimating the costs associated with any potential modifications or replacements needed to such systems in order for them to be Year 2000 compliant. It is not expected that such costs would have a material adverse affect upon the operations of the Partnership.

Risk Associated with the Year 2000

The Managing General Partner believes that the Managing Agent has an effective program in place to resolve the Year 2000 issue in a timely manner and has appropriate contingency plans in place for critical applications that could affect the Partnership's operations. To date, the Managing General Partner is not aware of any external agent with a Year 2000 issue that would materially impact the Partnership's results of operations, liquidity or capital resources. However, the Managing General Partner has no means of ensuring that external agents will be Year 2000 compliant. The Managing General Partner does not believe that the inability of external agents to complete their Year 2000 resolution process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

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


                          PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANCES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL, in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Corporate General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, plaintiffs have recently filed an amended complaint. The Managing General Partner has filed demurrers to the amended complaint which are scheduled to be heard on January 8, 1999. The Managing General believes the action to be without merit, and intends to vigorously defend it.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint in the Superior Court of the State of California, County of Los Angeles. The action, entitled EVEREST PROPERTIES LLC
V. INSIGNIA FINANCIAL GROUP, INC., involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). The complaint names as defendants Insignia, several Insignia Affiliates alleged to be managing partners of the Subject Partnerships, the Partnership and the Managing General Partner. Plaintiffs allege that they have requested from, but have been denied by each of the Subject Partnerships, lists of their respective limited partners for the purpose of making tender offers to purchase up to 4.9% of the limited partner units of each of the Subject Partnerships. The complaint also alleges that certain of the defendants made tender offers to purchase limited partner units in many of the Subject Partnerships, with the alleged result that plaintiffs have been deprived of the benefits they would have realized from ownership of the additional units. The plaintiffs assert eleven causes of action, including breach of contract, unfair business practices, and violations of the partnership statutes of the states in which the Subject Partnerships are organized. Plaintiffs seek compensatory, punitive and treble damages. The Managing General Partner filed an answer to the complaint on September 15, 1998. The Managing General Partner believes the claims to be without merit and intends to defend the action vigorously.

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

         b) Reports on Form 8-K:

            None filed during the quarter ended September 30, 1998.



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



                             DAVIDSON INCOME REAL ESTATE, L.P.

                             By: DAVIDSON DIVERSIFIED PROPERTIES, INC.,
                                 as Managing General Partner


                            By:  /s/Patrick Foye
                                 Patrick Foye
                                 Executive Vice President

                            By:  /s/Timothy R. Garrick
                                 Timothy R. Garrick
                                 Vice President - Accounting
                                 (Duly Authorized Officer)

                           Date: November 13, 1998