Form 10KSB
period 1998-12-31
DAVIDSON INCOME REAL ESTATE LP
filed 1999-03-29
CIK 768598

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                              SECTION 13 OR 15(D)

                                  FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                  For the fiscal year ended December 31, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
                     For the transition period          to

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

   55 Beattie Place, P.O. Box 1089
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

State issuer's revenues for its most recent fiscal year.  $4,637,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of a specified date within the past 60 days. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None




                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

Davidson Income Real Estate, L.P. (the "Registrant" or "Partnership") is a Delaware limited partnership organized in April 1985. The general partners of the Registrant are Davidson Diversified Properties, Inc., a Tennessee corporation ("Managing General Partner"), David W. Talley and James T. Gunn (collectively, "Individual General Partners") (collectively, the "General Partners"). The Registrant is engaged in the business of operating and holding real properties for investment. The Registrant continues to own and operate four residential apartment complexes and a joint venture interest in an entity which owns one residential property. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"). The Partnership Agreement provides that the Partnership is to terminate on December 31, 2010, unless terminated prior to such date.

The offering of the Registrant's limited partnership units ("Units") commenced on July 26, 1985, and terminated on May 30, 1986. The Registrant received gross proceeds from the offering of $26,776,000 and net proceeds of $25,700,160. All of the net proceeds of the offering were invested in the Registrant's four residential properties and in a 17.5% joint venture interest which owns one residential property. See "Item 2. Description of Properties," for a description of the Registrant's properties.

Both the income and expenses of operating the properties owned by the Partnership are subject to factors outside of the Partnership's control, such as oversupply of similar properties resulting from overbuilding, increases in unemployment or population shifts, reduced availability of permanent mortgage funds, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

A further description of the Partnership's business is included in "Management's Discussion and Analysis or Plan of Operation" included in "Item 6" of this form 10-KSB.

The Registrant has no employees. Management and administrative services are provided by the Managing General Partner and by agents retained by the Managing General Partner.

The business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Partnership's properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the Managing General Partner in such market area could have a material effect on the rental market for the apartments at the Partnership's properties and the rents that may be charged for such apartments. While the Managing General Partner and its affiliates are a significant factor in the United States in the apartment industry, competition for apartments is local. In addition, various limited partnerships have been formed by the Managing General Partner and/or affiliates to engage in business which may be competitive with the Partnership.

There have been, and it is possible there may be other, Federal, state and local legislation and regulations enacted relating to the protection of the environment. The Partnership is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the properties owned by the Partnership.

The Partnership monitors its properties for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed, which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

Transfers of Control

Prior to February 25, 1998 the Managing General Partner was a wholly-owned subsidiary of MAE GP Corporation ("MAE GP"), which was wholly owned by Metropolitan Asset Enhancement, L.P. Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), thus the Managing General Partner became a wholly-owned subsidiary of IPT.

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and IPT merged into Apartment Investment and Management Company, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired a 100% ownership interest in IPT, the sole shareholder of the Managing General Partner. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

ITEM 2.  DESCRIPTION OF PROPERTIES

The following tables set forth the Partnership's investments in properties:

                              Date of
Property                     Purchase       Type of Ownership         Use

Northsprings Apartments      11/13/85    Fee ownership subject     Apartment
Atlanta, Georgia                         to first and second       120 units
                                         mortgages. (1)

Lakeside Apartments          05/20/86    Fee ownership subject     Apartment
Charlotte, North Carolina                to first mortgage.        216 units

Bexley House Apartments      09/30/86    Fee ownership subject     Apartment
Columbus, Ohio                           to first and second       64 units
                                         mortgages.(1)

Covington Pointe             03/10/87    Fee ownership subject     Apartment
  Apartments                             to first and second       180 units
Dallas, Texas                            mortgages. (1)

Brighton Crest Apartments     Phase I    Registrant has a 17.5%    Apartment
Marietta, Georgia            06/30/87    interest in the joint     320 units
                                         venture which has fee
                             Phase II    ownership subject to
                             12/15/87    first and second
                                         mortgages.

(1) Property is held by a limited partnership in which the Partnership owns a 100% interest.

SCHEDULE OF PROPERTIES:

Set forth below for each of the Partnership's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.


                    Gross

                  Carrying   Accumulated                       Federal

Property            Value    Depreciation   Rate    Method    Tax Basis

                      (in thousands)                       (in thousands)


Northsprings      $ 4,850     $ 2,346     5-25 yrs    S/L    $ 3,530

Lakeside            6,522       3,079     5-25 yrs    S/L      4,536

Bexley House        3,823       1,729     5-25 yrs    S/L      2,717

Covington Pointe    9,485       3,901     5-25 yrs    S/L      6,531


                  $24,680     $11,055                        $17,314


See "Note A" to the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy.

SCHEDULE OF PROPERTY INDEBTEDNESS:

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.


                   Principal                                    Principal

                   Balance At    Stated                          Balance

                  December 31,  Interest  Period   Maturity      Due At

Property              1998        Rate   Amortized   Date     Maturity (2)

                 (in thousands)                              (in thousands)

Northsprings

 1st mortgage     $ 1,861        7.83%   28.67 yrs  10/15/03    $ 1,701

 2nd mortgage          61        7.83%      (1)     10/15/03         61


Lakeside

 1st mortgage       4,100        7.33%      (1)     11/01/03      4,100


Bexley House

 1st mortgage       1,250        7.60%   21.40 yrs  11/15/02      1,052

 2nd mortgage          45        7.60%      (1)     11/15/02         45


Covington Pointe

 1st mortgage       4,559        7.83%   28.67 yrs  10/15/03      4,169

 2nd mortgage         150        7.83%      (1)     10/15/03        150


  Total            12,026


Less unamortized

 discounts           (125)


                  $11,901                                       $11,278


(1)  Payments consist of interest only.
(2) See "Note D" of the consolidated financial statements in "Item 7. Financial Statements" for information with respect to the Partnership's ability to prepay these loans and other specific loan terms.

SCHEDULE OF RENTAL RATE AND OCCUPANCY:

Average annual rental rate and occupancy for 1998 and 1997 for each property.


                              Average Annual              Average

                           Rental Rates Per Unit         Occupancy

Property                     1998        1997        1998        1997


Northsprings (1)           $ 9,823     $ 9,489       96%         92%

Lakeside                     6,550       6,376       94%         93%

Bexley House                11,784      11,335       91%         93%

Covington Pointe (2)         9,547       9,361       83%         92%


(1) The increase in occupancy at Northsprings Apartments is attributable to stronger marketing efforts and recent improvements to enhance the appearance of the property.

(2) Occupancy decreased at Covington Pointe Apartments as a result of direct competition of newer complexes in the Dallas area, as well as needed exterior enhancements which are planned for 1999.

As noted under "Item 1. Description of Business," the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other residential apartment complexes in the area. The Managing General Partner believes that all of the properties are adequately insured. Each property is an apartment complex which leases units for lease terms of one year or less. No tenant leases 10% or more of the available rental space. All of the properties are in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

SCHEDULE OF REAL ESTATE TAXES AND RATES:

Real estate taxes and rates in 1998 for each property were:


                                    1998           1998

                                   Billing         Rate

                               (in thousands)


Northsprings                       $ 71            3.95

Lakeside                             76            1.28

Bexley House                         92            8.74

Covington Pointe                    192            2.54


CAPITAL IMPROVEMENTS:

Covington Pointe Apartments

During 1998, the Partnership completed approximately $96,000 of capital improvements at Covington Pointe Apartments consisting primarily of clubhouse renovations and floor covering. These improvements were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $318,000 of capital improvements over the near term. Capital improvements budgeted for 1999 include, but are not limited to, parking lot repairs, carpet replacement, structural improvements, exterior painting and fence replacement, which are expected to cost approximately $318,000.

Northsprings Apartments

In 1998, the Partnership completed approximately $110,000 of capital improvements at Northsprings Apartments consisting primarily of stairwells and replacement of floor covering. These improvements were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $318,000 of capital improvements over the near term. Capital improvements budgeted for 1999 include, but are not limited to, building improvements, carpet replacement and enhancement of recreational facilities, which are expected to cost approximately $101,000.

Lakeside Apartments

In 1998, the Partnership completed approximately $83,000 of capital improvements at Lakeside Apartments consisting primarily of floor covering and replacement. These improvements were funded from operating cash flow and replacement reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $150,000 of capital improvements over the near term. Capital improvements budgeted for 1999 include, but are not limited to, landscaping improvements, roof replacement, parking lot improvements and carpet replacement, which are expected to cost approximately $233,000.

Bexley House Apartments

In 1998, the Partnership completed approximately $105,000 of capital improvements at Bexley House Apartments consisting primarily of building improvements and floor covering replacement. These improvements were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $150,000 of capital improvements over the near term. Capital improvements budgeted for 1999 include, but are not limited to, interior and exterior building improvements which are expected to cost approximately $98,000.

The capital improvements planned for 1999 at the Partnership's properties will be made only to the extent of cash available from operations and Partnership reserves.

ITEM 3.  LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The Managing General Partner does not anticipate that costs associated with this case, if any, will be material to the Partnership's overall operations.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled Everest Properties, LLC, et. al. v. Insignia Financial Group, Inc., et. al. in the Superior Court of the State of California, County of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). This case was settled on March 3, 1999. The Partnership is responsible for a portion of the settlement costs. The expense will not have a material effect on the Partnership's net income.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 1998, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.


                                    PART II

ITEM 5.  MARKET FOR PARTNERSHIP EQUITY AND RELATED PARTNER MATTERS

As of December 31, 1998, there are 2,988 holders of record owning an aggregate of 26,776 units. Affiliates of the Managing General Partner owned 4,867 Units or 18.177% as of December 31, 1998. No public trading has developed for the Units, and it is not anticipated that such a market will develop in the future.

During the years ended December 31, 1998 and 1997, distributions of approximately $400,000 ($14.49 per limited partnership unit) and $377,000 ($13.56 per limited partnership unit) were paid from operations, respectively. Future cash distributions will depend on the levels of net cash generated from operations, refinancing and/or property sales and the availability of cash reserves. The Partnership's distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any additional distributions to its partners in 1999 or subsequent periods.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership's net income for the year ended December 31, 1998 was approximately $36,000 as compared to a net loss of approximately $77,000 for the year ended December 31, 1997. The increase in net income was primarily due to a decrease in expenses which more than offset a slight decrease in revenues. Expenses decreased primarily due to a decrease in operating expenses. Partially offsetting the decrease in operating expenses were increases primarily in property tax and general and administrative expenses. Rental income decreased primarily due to the decrease in occupancy at Covington Pointe despite an increase in average rental rate at all of the Partnership's investment properties in 1998. Operating expenses decreased primarily due to the completion of an extensive restoration project at Lakeside Apartments in 1997 which included major landscaping, interior and exterior painting, parking lot repairs, gutter repairs and balcony restorations. Property tax expense increased due to a prior year tax refund at Covington Pointe combined with an increase in the assessed value at the property. Additionally, general and administrative expenses increased due to an increase in general partner reimbursements and other administrative costs. Included in general and administrative expenses at both December 31, 1998 and 1997 are management reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

Also contributing to the increase in net income for 1998 was an increase in equity in income of the joint venture property. The Partnership owns a 17.5% interest in Sterling Crest Joint Venture (the "Joint Venture"). Equity in the income of the joint venture increased for the year ended December 31, 1998 as a result of an increase in the income of the Joint Venture's investment property, Brighton Crest. This increase is primarily attributable to an increase in rental income due to an increase in occupancy. In addition, operating expenses at Brighton Crest decreased due to major repairs and maintenance at the property consisting of parking lot and roof repairs, and exterior painting which were completed in 1997.

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

Liquidity and Capital Resources

At December 31, 1998, the Partnership had cash and cash equivalents of approximately $920,000 compared to approximately $776,000 at December 31, 1997. The increase in cash and cash equivalents is due to approximately $936,000 of cash provided by operating activities, which was partially offset by approximately $259,000 of cash used in investing activities and approximately $533,000 of cash used in financing activities. Cash used in investing activities consisted of capital improvements which were partially offset by net withdrawals from restricted escrows and distributions from the Joint Venture. Cash used in financing activities consisted primarily of distributions to partners and, to a lesser extent, payments of principal made on the mortgages encumbering the Partnership's properties. The Partnership invests its working capital reserves in money market accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Partnership has budgeted approximately $750,000 in capital improvements for the Partnership's properties in 1999. Budgeted capital improvements at Covington Pointe Apartments include, but are not limited to, parking lot repairs, carpet replacement, structural improvements, exterior painting, and fence replacement. Budgeted capital improvements at Northsprings Apartments include, but are not limited to, building improvements, carpet replacement and enhancement of recreational facilities. Budgeted capital improvements at Lakeside Apartments include, but are not limited to, landscaping improvements, roof replacement, parking lot improvements, and carpet replacement. Budgeted capital improvements at Bexley House Apartments include, but are not limited to, interior and exterior building improvements. The capital expenditures will be incurred only if cash is available from operations or from partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $11,901,000, net of discounts, is amortized over varying periods with balloon payments of approximately $1,097,000 due November 2002 and approximately $10,181,000 due November 2003. The Managing General Partner will attempt to refinance and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

Cash distributions from operations of approximately $400,000 and $377,000 were paid during the year ended December 31, 1998 and 1997, respectively. The Partnership's distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit further distributions to its partners in 1999 or subsequent periods.

Year 2000 Compliance

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the Managing General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Over the past two years, the Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made or not completed in time, the Year 2000 issue could have a material impact on the operations of the Partnership.

The Managing Agent's plan to resolve Year 2000 issues involves four Phases: assessment, remediation, testing, and implementation. To date, the Managing Agent has fully completed its assessment of all the information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phases on both hardware and software systems. Assessments are continuing in regards to embedded systems. The status of each is detailed below.

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the mainframe system used by the Managing Agent became fully functional. In addition to the mainframe, PC-based network servers and routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of December 31, 1998, had completed approximately 75% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by March 31, 1999.

Computer software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and the testing process is expected to be completed by March 31, 1999.
The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by March 31, 1999.

Operating Equipment:

The Managing Agent has operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. In September 1997, the Managing Agent began taking a census and inventory of embedded systems (including those devices that use time to control systems and machines at specific properties, for example elevators, heating, ventilating, and air conditioning systems, security and alarm systems, etc.).

The Managing Agent has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Managing Agent at risk financially or operationally. The Managing Agent intends to have a third-party conduct an audit of these systems and report their findings by March 31, 1999.

Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of December 31, 1998 the Managing Agent has evaluated approximately 86% of the operating equipment for the Year 2000 compliance.

The total cost incurred for all properties managed by the Managing Agent as of December 31, 1998 to replace or repair the operating equipment was approximately $400,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, which is expected to be completed by April 30, 1999.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within our enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before May 1999. The Managing Agent has updated data transmission standards with two of the three financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by June 1, 1999.

The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.8 million ($0.6 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

Risks Associated with the Year 2000

The Managing Agent believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Managing Agent has not yet completed all necessary phases of the Year 2000 program. In the event that the Managing Agent does not complete any additional phases, certain worst case scenarios could occur. The worst case scenarios could include elevators, security and heating, ventilating and air conditioning systems that read incorrect dates and operate with incorrect schedules (e.g., elevators will operate on Monday as if it were Sunday). Although such a change would be annoying to residents, it is not business critical.

In addition, disruptions in the economy generally resulting from Year 2000 issues could also adversely affect the Partnership. The Partnership could be subject to litigation for, among other things, computer system failures, equipment shutdowns or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

Contingency Plans Associated with the Year 2000

The Managing Agent has contingency plans for certain critical applications and is working on such plans for others. These contingency plans involve, among other actions, manual workarounds and selecting new relationships for such activities as banking relationships and elevator operating systems.



ITEM 7.  FINANCIAL STATEMENTS


DAVIDSON INCOME REAL ESTATE, L.P.

LIST OF CONSOLIDATED FINANCIAL STATEMENTS


Report of Ernst & Young LLP, Independent Auditors

Consolidated Balance Sheet - December 31, 1998

Consolidated Statements of Operations - Years ended December 31, 1998 and 1997

Consolidated Statements of Changes in Partners' Capital (Deficit) - Years ended
    December 31, 1998 and 1997

Consolidated Statements of Cash Flows - Years ended December 31, 1998 and 1997

Notes to Consolidated Financial Statements



               Report of Ernst & Young LLP, Independent Auditors




To the Partners
Davidson Income Real Estate, L.P.


We have audited the accompanying consolidated balance sheet of Davidson Income Real Estate, L.P. as of December 31, 1998, and the related consolidated statements of operations, changes in partners' capital (deficit) and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Davidson Income Real Estate, L.P. at December 31, 1998, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                                            /s/ERNST & YOUNG LLP


Greenville, South Carolina
March 3, 1999




                       DAVIDSON INCOME REAL ESTATE, L.P.

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                               December 31, 1998


Assets

  Cash and cash equivalents                                       $    920

  Receivables and deposits                                             488

  Restricted escrows                                                   312

  Other assets                                                         262

  Investment properties (Notes D and G):

     Land                                            $  4,120

     Buildings and related personal property           20,560

                                                       24,680

     Less accumulated depreciation                    (11,055)      13,625


  Investment in joint venture                                          216


                                                                  $ 15,823


Liabilities and Partners' Capital (Deficit)

Liabilities

  Accounts payable                                                $     51

  Tenant security deposit liabilities                                   82

  Accrued property taxes                                               371

  Other liabilities                                                    125

  Mortgage notes payable (Notes D and G)                            11,901


Partners' Capital (Deficit)

  General partners'                                  $   (672)

  Limited partners' (26,776 units

     issued and outstanding)                            3,965        3,293


                                                                  $ 15,823


          See Accompanying Notes to Consolidated Financial Statements






                       DAVIDSON INCOME REAL ESTATE, L.P.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)


                                                      Years Ended December 31,

                                                          1998         1997

Revenues:

 Rental income                                        $ 4,427      $ 4,451

 Other income                                             210          217

    Total revenues                                      4,637        4,668


Expenses:

 Operating                                              2,107        2,291

 General and administrative                               226          179

 Depreciation                                             906          894

 Interest                                               1,002        1,016

 Property taxes                                           443          409

    Total expenses                                      4,684        4,789


Equity in income of joint venture                          83           44


Net income (loss)                                     $    36      $   (77)


Net income (loss) allocated to general partners (3%)  $     1      $    (2)

Net income (loss) allocated to limited partners (97%)      35          (75)


                                                      $    36      $   (77)


Net income (loss) per limited partnership unit        $  1.31      $ (2.80)


Distributions per limited partnership unit            $ 14.49      $ 13.56


          See Accompanying Notes to Consolidated Financial Statements



                       DAVIDSON INCOME REAL ESTATE, L.P.

       CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                        (in thousands, except unit data)


                                 Limited

                               Partnership  General   Limited

                                  Units    Partners  Partners    Total


Original capital contributions  26,776     $     1    $26,776   $26,777


Partners' (deficit) capital

  at December 31, 1996          26,776     $  (645)   $ 4,756   $ 4,111


Distributions to partners           --         (14)      (363)     (377)


Net loss for the year ended

  December 31, 1997                 --          (2)       (75)      (77)


Partners' (deficit) capital

  at December 31, 1997          26,776        (661)     4,318     3,657


Distributions to partners           --         (12)      (388)     (400)


Net income for the year ended

  December 31, 1998                 --           1         35        36


Partners' (deficit) capital

  at December 31, 1998          26,776     $  (672)   $ 3,965   $ 3,293

          See Accompanying Notes to Consolidated Financial Statements




                       DAVIDSON INCOME REAL ESTATE, L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                   Years Ended December 31,

                                                     1998       1997

Cash flows from operating activities:

  Net income (loss)                                $  36      $ (77)

  Adjustments to reconcile net income (loss)

   to net cash provided by operating activities:

    Depreciation                                     906        894

    Amortization of discounts and loan costs          78         83

    Equity in income of joint venture                (83)       (44)

    Change in accounts:

      Receivables and deposits                       (45)       (50)

      Other assets                                    16        (16)

      Accounts payable                               (70)        58

      Tenant security deposit liabilities            (11)        (8)

      Accrued property taxes                          99        (25)

      Other liabilities                               10         17

       Net cash provided by operating activities     936        832


Cash flows from investing activities:

  Property improvements and replacements            (393)      (374)

  Net withdrawals from restricted escrows              3         95

  Distributions from joint venture                   131         71

       Net cash used in investing activities        (259)      (208)


Cash flows from financing activities:

  Payments on mortgage notes payable                (133)      (124)

  Distributions to partners                         (400)      (377)

  Loan costs paid                                     --         (2)

       Net cash used in financing activities        (533)      (503)


Net increase in cash and cash equivalents            144        121


Cash and cash equivalents at beginning of year       776        655


Cash and cash equivalents at end of year           $ 920      $ 776

Supplemental disclosure of cash flow information:

  Cash paid for interest                           $ 924      $ 934

          See Accompanying Notes to Consolidated Financial Statements



                       DAVIDSON INCOME REAL ESTATE, L.P.

                   Notes to Consolidated Financial Statements

                               December 31, 1998


NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization: Davidson Income Real Estate, L.P. (the "Partnership" or "Registrant") is a Delaware limited partnership organized in April 1985, to acquire and operate residential real estate properties. The general partners of the Registrant are Davidson Diversified Properties, Inc., a Tennessee corporation ("Managing General Partner"), David W. Talley and James T. Gunn (collectively, "Individual General Partners") (collectively, the "General Partners"). The Partnership owns and operates four apartment properties located in the Mid-West, South and Southeast and owns a joint venture interest in an entity which owns one residential property. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO") (See "Note
B - Transfer of Control"). The directors and officers of the Managing General Partners also serve as executive officers of AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2010, unless terminated prior to such date.

Prior to February 25, 1998 the Managing General Partner was a wholly-owned subsidiary of MAE GP Corporation ("MAE GP"), which was wholly owned by Metropolitan Asset Enhancement, L.P. Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), thus the Managing General Partner became a wholly-owned subsidiary of IPT.

Principles of Consolidation: For the year ended December 31, 1997, the consolidated financial statements of the Partnership included all of the accounts of the Partnership, Bexley House, L.P., and Davidson IRE Associates, L.P. The Partnership owned 99.99% of Bexley House, L.P., and 99.99% of Davidson IRE Associates, L.P. The Partnership could remove the general partner of both Bexley House, L.P., and Davidson IRE Associates, L.P.; therefore, the consolidated partnerships were controlled and consolidated by the Partnership. Effective for 1998, the Partnership's ownership changed to 100% of each of these partnerships. All significant interpartnership balances have been eliminated.

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

Restricted Escrows:

     Capital Improvement Reserve - At the time of the refinancing of Lakeside Apartments' mortgage note payable, approximately $198,000 of the proceeds were designated for a "capital improvement reserve" for certain capital improvements. At December 31, 1998, approximately $101,000 remained in escrow for 1999 capital improvements of which any excess funds will be returned for property operations.

     Reserve Account - In addition to the capital improvement reserve for Lakeside Apartments, general reserve accounts were established with the refinancing and financing proceeds for the properties involved. These funds were established to cover necessary repairs and replacements of existing improvements, debt services, out-of-pocket expenses incurred for ordinary and necessary administrative tasks, and payments of real property taxes and insurance premiums. The Partnership was required to deposit net operating income (as defined in the mortgage notes) from the properties to the respective reserve accounts until the reserve accounts equaled $400 per apartment unit or $48,000 for Northsprings and $72,000 for Covington Pointe and $1,000 per apartment unit or $64,000 for Bexley House. At December 31, 1998, the account balances were approximately $57,000, $82,000 and $72,000, respectively, which includes interest earned on these funds.

Escrows for Taxes: These escrows are held by the Partnership for Bexley House, Covington Pointe, Northsprings and Lakeside. The funds which total approximately $380,000 are included in receivables and deposits.

Investment Properties: Investment properties, which consist of four apartment complexes, are stated at cost. Acquisition fees are capitalized as a cost of real estate. The Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were recorded in the years ended December 31, 1998 or 1997.

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

Cash and Cash Equivalents: Includes cash on hand and in banks, money market funds and certificates of deposit with original maturities less than 90 days.
At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged the space and is current on its rental payments.

Loan Costs: Loan costs of approximately $499,000, less accumulated amortization of approximately $246,000 are included in other assets and are being amortized on a straight-line basis over the lives of the loans.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on leases. The Managing General Partner finds it necessary to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

Joint Venture: The Partnership accounts for its investment in the Sterling Crest Joint Venture using the equity method of accounting (see "Note C" for further discussion).

Segment Reporting: In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information ("Statement 131"), which is effective for years beginning after December 15, 1997. Statement 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers (see "Note J" for required disclosures).

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expenses, was approximately $135,000 and $122,000 for the years ended December 31, 1998 and 1997, respectively.

Fair Value of Financial Instruments: The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity based on borrowing rates currently available to the Partnership, approximates its carrying amount.

Income Taxes: No provision has been made in the consolidated financial statements for Federal income taxes because, under current law, no Federal income taxes are paid directly by the Partnership. The unit holders are responsible for their respective shares of Partnership net income or loss. The Partnership reports certain transactions differently for tax than for financial statement purposes.

Reclassifications: Certain reclassifications have been made to the 1997 balances to conform to the 1998 presentation.

NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and IPT merged into AIMCO, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired a 100% ownership interest in Insignia Properties Trust ("IPT"), the sole shareholder of the Managing General Partner. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C - INVESTMENT IN JOINT VENTURE

The Partnership owns a 17.5% interest in the Sterling Crest Joint Venture with Davidson Growth Plus, L.P., an affiliate of the Managing General Partner, which owns the remaining 82.5% of the joint venture. In connection with the joint venture's purchase of Phase I of Brighton Crest Apartments on June 30, 1987, the Partnership invested approximately $2,727,000 in the joint venture. The joint venture purchased Phase II of Brighton Crest Apartments on December 15, 1987.

Summary financial information for the Sterling Crest Joint Venture is as follows (in thousands):


                             December 31,1998


Total assets                    $ 8,619

Total liabilities                (6,309)


Total venture's equity          $ 2,310


                              Years Ended

                             December 31,

                         1998             1997


Total revenues       $ 2,500           $ 2,555

Total expenses        (2,064)           (2,304)


                     $   436           $   251


In 1998 and 1997, the Partnership received distributions of approximately $131,000 and $71,000, respectively from the joint venture. In 1998 and 1997, the Partnership recognized equity in the income of the joint venture of approximately $83,000 and $44,000, respectively.

NOTE D - MORTGAGE NOTES PAYABLE

The principle terms of the mortgage notes payable are as follows:


                  Principal    Monthly                       Principal

                  Balance At   Payment   Stated               Balance

                 December 31, Including Interest Maturity      Due At

Property             1998     Interest    Rate     Date       Maturity

                     (in thousands)                        (in thousands)

Northsprings

 1st mortgage     $ 1,861     $   14     7.83%   10/15/03   $ 1,701

 2nd mortgage          61         (a)    7.83%   10/15/03        61


Lakeside            4,100         25     7.33%   11/01/03     4,100


Bexley House

 1st mortgage       1,250         12     7.60%   11/15/02     1,052

 2nd mortgage          45         (a)    7.60%   11/15/02        45


Covington Pointe

 1st mortgage       4,559         35     7.83%   10/15/03     4,169

 2nd mortgage         150          1     7.83%   10/15/03       150


Total              12,026


Less unamortized

 discounts           (125)


                  $11,901                                   $11,278


(a)  Monthly payment is less than $1,000

The mortgage notes payable are non-recourse and are secured by pledge of the respective apartment properties and by pledge of revenues from the respective apartment properties. Certain of the notes require prepayment penalties if repaid prior to maturity and prohibit resale of the properties subject to existing indebtedness.

The Partnership exercised interest rate buy-down options reducing the stated rate from 8.76% to 7.60% for Bexley House and 8.13% to 7.83% for Northsprings and Covington Pointe. The fees for the interest rate reductions were approximately $243,000 and are being amortized as loan discounts using the effective interest method over the lives of the loans. The discount fees are reflected as a reduction of the mortgage notes payable and increase the effective rate of the debt to 8.76% for Bexley House and 8.13% for Northsprings and Covington Pointe. Approximately $2,000 in additional loan costs were paid during 1997 in connection with the 1996 refinancing of Lakeside Apartments.

Scheduled principal payments of mortgage notes payable subsequent to December 31, 1998, are as follows (in thousands):


    1999      $   145

    2000          156

    2001          168

    2002        1,275

    2003       10,282

              $12,026


NOTE E - INCOME TAXES

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income (loss) and Federal taxable loss (in thousands, except unit data):


                                               1998         1997


Net income (loss) as reported                 $   36       $  (77)

Add (deduct):

 Depreciation differences                         28         (198)

 Equity in joint venture                         (11)          (7)

 Prepaid rents                                     4           49

 Miscellaneous                                     6           15


Federal taxable income (loss)                 $   63       $ (218)


Federal taxable income (loss)

 per limited partnership unit                 $ 2.29       $(7.90)


The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands) as of December 31, 1998:


Net assets as reported                          $ 3,293

Land and buildings                                3,187

Accumulated depreciation                            502

Syndication                                       3,809

Other                                               930

Net assets - Federal tax basis                  $11,721


NOTE F - RELATED PARTY TRANSACTIONS

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with the Managing General Partner and/or its affiliates were incurred during the years ended December 31, 1998 and 1997:

                                                     1998        1997

                                                      (in thousands)

Property management fees (included in operating

 expenses)                                          $235       $233

Reimbursement for services of affiliates

 (included in operating and general and

 administrative expenses) (1)                        133        124


(1) Included in "Reimbursements for services of affiliates" for the years ended December 31, 1998 and 1997, is approximately $8,000 and $19,000, respectively, in reimbursements for construction oversight costs.

During the years ended December 31, 1998 and 1997, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $235,000 and $233,000 for the years ended December 31, 1998 and 1997, respectively.

An affiliate of the Managing General Partner received reimbursements of accountable administrative expenses amounting to approximately $133,000 and $124,000 for the years ended December 31, 1998 and 1997, respectively.

For the period of January 1, 1997 to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the Managing General Partner with an insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

The Partnership distributed cash from operations of approximately $12,000 and $14,000 to the General Partners during the years ended December 31, 1998 and 1997, respectively.

On September 26, 1997, an affiliate of the Managing General Partner purchased Lehman Brothers' Class "D" subordinated bonds of SASCO, 1992-M1. These bonds are secured by 55 multi-family apartment mortgage loan pairs held in Trust, including Bexley House Apartments owned by the Partnership.

On August 27, 1998, an affiliate of the Managing General Partner (the "Purchaser") commenced a tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 9,000 of the outstanding units of limited partnership interest in the Partnership at $375 per Unit, net to the seller in cash. As a result of the tender offer, the Purchaser acquired 3,840 of the outstanding limited partner units of the Partnership. As of December 31, 1998, affiliates of the Managing General Partner owned 18.177% (4,867 units) of the outstanding limited partnership interests.

NOTE G - REAL ESTATE AND ACCUMULATED DEPRECIATION


                                               Initial Cost

                                              To Partnership

                                              (in thousands)

                                                                   Net Cost

                                                     Buildings   Capitalized

                                                    and Related (Written Down)

                                                      Personal  Subsequent to

Description                 Encumbrances    Land      Property   Acquisition

                           (in thousands)                       (in thousands)


Northsprings                 $ 1,922      $   736   $ 4,196     $   (82)

 Atlanta, Georgia


Lakeside                       4,100        1,259     5,791        (528)

 Charlotte, North Carolina


Bexley House                   1,295          647     3,067         109

 Columbus, Ohio


Covington Pointe               4,709        1,935     7,041         509

 Dallas, Texas


  Totals                     $12,026      $ 4,577   $20,095     $     8




                  Gross Amount At Which Carried

                    At December 31, 1998

                       (in thousands)


                         Buildings

                            And

                          Related

                          Personal            Accumulated      Date of      Date   Depreciable

  Description     Land    Property   Total   Depreciation   Construction  Acquired  Life-Years

                                             (in thousands)


Northsprings     $   597 $ 4,253    $ 4,850  $ 2,346            1969       11/85       5-25

 Atlanta,

 Georgia


Lakeside           1,046   5,476      6,522    3,079            1980       05/86       5-25

 Charlotte,

 North Carolina


Bexley House         542   3,281      3,823    1,729            1972       09/86       5-25



 Columbus, Ohio


Covington Pointe   1,935   7,550      9,485    3,901            1982       03/87       5-25

 Dallas, Texas


Totals           $ 4,120 $20,560    $24,680  $11,055


Reconciliation of Real Estate and Accumulated Depreciation:


                                            Years Ended December 31,

                                            1998               1997

                                                 (in thousands)

Real Estate

Balance at beginning of year             $24,287           $23,913

 Property improvements                       393               374

Balance at end of year                   $24,680           $24,287


Accumulated Depreciation

Balance at beginning of year             $10,149           $ 9,255

 Additions charged to expense                906               894

Balance at end of year                   $11,055           $10,149


The aggregate cost of the real estate for Federal income tax purposes at December 31, 1998 and 1997, is approximately $27,867,000 and $27,471,000, respectively. Accumulated depreciation for Federal income tax purposes at December 31, 1998 and 1997, is approximately $10,553,000 and $9,675,000, respectively.

NOTE H - COMMITMENTS AND CONTINGENCIES

The Partnership Agreement provides for payment of a fee to the Managing General Partner for managing the affairs of the Partnership. The fee is 2% of adjusted cash from operations, as defined in the partnership agreement. The fee is payable only after the Partnership has distributed, to all limited partners, adjusted cash from operations in any year equal to 10% of their adjusted invested capital as defined in the partnership agreement. No fees were payable for the years ended December 31, 1998 and 1997.

NOTE I - DISTRIBUTIONS

The Partnership distributed cash from operations of approximately $400,000 during the year ended December 31, 1998. During the year ended December 31, 1997, the Partnership distributed cash from operations of approximately $377,000. Distributions of cash from operations per limited partnership unit were $14.49 and $13.56 for 1998 and 1997, respectively.

NOTE J - SEGMENT INFORMATION

Description of the types of products and services from which the reportable segment derives its revenues: As defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", the Partnership has one reportable segment: residential properties. The Partnership's residential property segment consists of four apartment complexes in four states in the United States. The Partnership rents apartment units to people for terms that are typically twelve months or less.

Measurement of segment profit or loss: The Partnership evaluates performance based on net income. The accounting policies of the reportable segment are the same as those described in the summary of significant accounting policies.

Factors management used to identify the Partnership's reportable segments: The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties are managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the years 1998 and 1997 is shown in the tables below (in thousands). The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.

1998
                                         Residential     Other        Totals
Rental income                            $ 4,427      $    --      $ 4,427
Other income                                 187           23          210
Interest expense                           1,002           --        1,002
Depreciation                                 906           --          906
General and administrative expense            --          226          226
Equity in income of joint venture             --           83           83
Segment profit (loss)                        156         (120)          36
Total assets                              14,949          874       15,823
Capital expenditures for investment
 properties                                  393           --          393

1997
                                         Residential     Other        Totals
Rental income                            $ 4,451      $    --      $ 4,451
Other income                                 196           21          217
Interest expense                           1,016           --        1,016
Depreciation                                 894           --          894
General and administrative expense            --          179          179
Equity in income of joint venture             --           44           44
Segment profit (loss)                         37         (114)         (77)
Total assets                              15,456          813       16,269
Capital expenditures for investment
 properties                                  374           --          374

NOTE K - LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The Managing General Partner does not anticipate that costs associated with this case, if any, will be material to the Partnership's overall operations.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled Everest Properties, LLC, et. al. v. Insignia Financial Group, Inc., et. al. in the Superior Court of the State of California, County of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). This case was settled on March 3, 1999. The Partnership is responsible for a portion of the settlement costs. The expense will not have a material effect on the Partnership's net income.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.



ITEM 8.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

       None.





                                    PART III


ITEM 9.DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Davidson Income Real Estate, L.P. (the "Registrant" or "Partnership") has no officers or directors. Davidson Diversified Properties, Inc. (the "Managing General Partner") manages and controls the Partnership and has general responsibility and authority in all matters affecting its business. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO").

The names of the directors and executive officers of the Managing General Partner, their ages and the nature of all positions presently held by them are set forth below.

Name                  Age   Position

Patrick J. Foye       41    Executive Vice President and Director

Timothy R. Garrick    42    Vice President - Accounting and Director

Patrick J. Foye has been Executive Vice President and Director of the Managing General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of AIMCO since May 1998. Prior to joining AIMCO, Mr. Foye was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998 and was Managing Partner of the firm's Brussels, Budapest and Moscow offices from 1992 through 1994. Mr. Foye is also Deputy Chairman of the Long Island Power Authority and serves as a member of the New York State Privatization Council. He received a B.A. from Fordham College and a J.D. from Fordham University Law School.

Timothy R. Garrick has served as Vice President-Accounting of AIMCO and Vice President-Accounting and Director of the Managing General Partner since October 1, 1998. Prior to that date, Mr. Garrick served as Vice President-Accounting Services of Insignia Financial Group since June of 1997. From 1992 until June of 1997, Mr. Garrick served as Vice President of Partnership Accounting and from 1990 to 1992 as an Asset Manager for Insignia Financial Group. From 1984 to 1990, Mr. Garrick served in various capacities with U.S. Shelter Corporation. From 1979 to 1984, Mr. Garrick worked on the audit staff of Ernst & Whinney.
Mr. Garrick received his B.S. Degree from the University of South Carolina and is a Certified Public Accountant.

ITEM 10. EXECUTIVE COMPENSATION

The Registrant did not pay remuneration to officers or directors of the Managing General Partner during 1998 or 1997. However, reimbursements and other payments have been made to the Partnership's Managing General Partner and its affiliates, as described in "Item 12" below.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 1998, the only persons or entities known by the Registrant to be the beneficial owner of more than 5 percent of the Units of the Registrant is set forth below:

Entity                                       Number of Units      of Total

Insignia Properties LP (1)                          563           2.103%
AIMCO Properties LP (2)                             464           1.733%
Cooper River Properties (1)                       3,840          14.341%

Hospital Corporation of America                   3,000          11.204%
201 West Main Street
Louisville, KY 40202

(1) Entity is indirectly ultimately owned by AIMCO. Its business address is 55 Beattie Place, Greenville, SC 29601.

(2) Entity is directly owned by AIMCO. Its business address is 1873 South Bellaire Street, 17th floor, Denver, CO 80222.

As of December 31, 1998, no director or officer of the Managing General Partner owns, nor do the directors or officers as a whole own more than 1% of the Registrant's Units. No such director or officer had any right to acquire beneficial ownership of additional Units of the Registrant.

On October 1, 1998, Insignia Financial Group, Inc. merged into AIMCO, a real estate investment trust, whose Class A Common Shares are listed on the New York Stock Exchange. As a result of such merger, AIMCO and AIMCO Properties, L.P., a Delaware limited partnership and the operating partnership of AIMCO ("AIMCO OP") acquired indirect control of the Managing General Partner. AIMCO and its affiliates currently own 18.177% of the limited partnership interests in the Partnership. AIMCO is presently considering whether it will engage in an exchange offer for additional limited partnership interests in the Partnership. There is a substantial likelihood that, within a short period of time, AIMCO OP will offer to acquire limited partnership interests in the Partnership for cash or preferred units or common units of limited partnership interests in AIMCO OP. While such an exchange offer is possible, no definite plans exist as to when or whether to commence such an exchange offer, or as to the terms of any such exchange offer, and it is possible that none will occur.

A registration statement relating to these securities has been filed with the Securities and Exchange Commission but has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This Form 10-KSB shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to the registration or qualification under the securities laws of any such state.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with the Managing General Partner and/or its affiliates were incurred during the years ended December 31, 1998 and 1997:
                                                     1998        1997

                                                      (in thousands)


Property management fees                             $235        $233

Reimbursement for services of affiliates (1)          133         124

(1) Included in "Reimbursements for services of affiliates" for the years ended December 31, 1998 and 1997, is approximately $8,000 and $19,000, respectively, in reimbursements for construction oversight costs.

During the years ended December 31, 1998 and 1997, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates $235,000 and $233,000 for the years ended December 31, 1998 and 1997, respectively.

An affiliate of the Managing General Partner received reimbursements of accountable administrative expenses amounting to approximately $133,000 and $124,000 for the years ended December 31, 1998 and 1997, respectively.

For the period of January 1, 1997 to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the Managing General Partner with an insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

The Partnership distributed cash from operations of approximately $12,000 and $14,000 to the general partner during the years ended December 31, 1998 and 1997, respectively.

On September 26, 1997, an affiliate of the Managing General Partner purchased Lehman Brothers' Class "D" subordinated bonds of SASCO, 1992-M1. These bonds are secured by 55 multi-family apartment mortgage loan pairs held in Trust, including Bexley House Apartments owned by the Partnership.

On August 27, 1998, an affiliate of the Managing General Partner (the "Purchaser") commenced a tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 9,000 of the outstanding units of limited partnership interest in the Partnership at $375 per Unit, net to the seller in cash. As a result of the tender offer, the Purchaser acquired 3,840 of the outstanding limited partner units of the Partnership. As of December 31, 1998, affiliates of the Managing General Partner owned 18.177% (4,867 units) of the outstanding limited partnership interests.

The Partnership Agreement provides for the Managing General Partner to receive a fee for managing the affairs of the Partnership. The fee is 2% of adjusted cash from operations, as defined in the partnership agreement. The fee is payable only after the Partnership has distributed to all limited partners, adjusted cash from operations in any year equal to 10% of their adjusted invested capital as defined in the partnership agreement. No fees were payable for the years ended December 31, 1998 and 1997.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

    See Exhibit Index contained herein.

    Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

(b) Reports on Form 8-K filed in the fourth quarter of fiscal year 1998.

    Current Report on Form 8-K dated October 1, 1998 and filed October 16, 1998, disclosing change in control of Registrant from Insignia Financial Group, Inc. to AIMCO.




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



                           DAVIDSON INCOME REAL ESTATE, L.P.

                           By:  Davidson Diversified Properties, Inc.,
                                as Managing General Partner


                           By:  /s/ Patrick J. Foye
                                Patrick J. Foye
                                Executive Vice President


                           By:  /s/ Timothy R. Garrick
                                Timothy R. Garrick
                                Vice President - Accounting




                           Date:  March 29, 1999


In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.


/s/ Patrick J. Foye           Executive Vice President      Date: March 29, 1999
Patrick J. Foye               and Director


/s/ Timothy R. Garrick        Vice President - Accounting   Date: March 29, 1999
Timothy R. Garrick            and Director




                                 EXHIBIT INDEX


Exhibit

2 Agreement and Plan of Merger, dated as of October 1, 1998, by and between AIMCO and IPT, incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K dated October 1, 1998.

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