Form 10QSB
period 1999-03-31
DAVIDSON INCOME REAL ESTATE LP
filed 1999-05-05
CIK 768598

FORM 10-QSB--QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT

                    U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934


                   For the transition period from         to

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


                         PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS


a)
                       DAVIDSON INCOME REAL ESTATE, L.P.

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 1999



Assets

  Cash and cash equivalents                                          $  1,141

  Receivables and deposits                                                262

  Restricted escrows                                                      297

  Other assets                                                            297

  Investment properties:

    Land                                                $  4,120

    Buildings and related personal property               20,624

                                                          24,744

    Less accumulated depreciation                        (11,290)      13,454


  Investment in joint venture                                             255


                                                                     $ 15,706

Liabilities and Partners' Capital (Deficit)

Liabilities

  Accounts payable                                                   $     33

  Tenant security deposit liabilities                                      85

  Accrued property taxes                                                  165

  Other liabilities                                                       130

  Mortgage notes payable                                               11,872


Partners' Capital (Deficit)

  General partners'                                     $   (668)

  Limited partners' (26,776 units

     issued and outstanding)                               4,089        3,421


                                                                     $ 15,706


               See Accompanying Notes to Consolidated Statements

b)
                       DAVIDSON INCOME REAL ESTATE, L.P.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)



                                                        Three Months Ended

                                                            March 31,

                                                         1999          1998

Revenues:

Rental income                                        $ 1,155        $ 1,103

Other income                                              64             48

  Total revenues                                       1,219          1,151


Expenses:

Operating                                                481            477

General and administrative                                57             54

Depreciation                                             235            222

Interest                                                 249            251

Property taxes                                           108            111

  Total expenses                                       1,130          1,115


Income before equity in income of joint venture           89             36


Equity in income of joint venture                         39             12


Net income                                           $   128        $    48


Net income allocated to general partners (3%)        $     4        $     1

Net income allocated to limited partners (97%)           124             47

                                                     $   128        $    48


Net income per limited partnership unit              $  4.63        $  1.76


Distributions per limited partnership unit           $    --        $  3.62


               See Accompanying Notes to Consolidated Statements

c)
                       DAVIDSON INCOME REAL ESTATE, L.P.

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)



                                   Limited

                                 Partnership   General   Limited

                                    Units     Partners   Partners     Total


Original capital contributions   26,776       $     1   $26,776    $26,777


Partners' (deficit) capital

  at December 31, 1998           26,776       $  (672)  $ 3,965    $ 3,293


Net income for the three months

  ended March 31, 1999               --             4       124        128


Partners' (deficit) capital

  at March 31, 1999              26,776       $  (668)  $ 4,089    $ 3,421


               See Accompanying Notes to Consolidated Statements

d)
                       DAVIDSON INCOME REAL ESTATE, L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)



                                                           Three Months Ended

                                                                March 31,

                                                            1999          1998

Cash flows from operating activities:

  Net income                                              $  128        $   48

  Adjustments to reconcile net income to net

   cash provided by operating activities:

    Depreciation                                             235           222

    Amortization of discounts and loan costs                  20            20

    Equity in income of joint venture                        (39)          (12)

    Change in accounts:

      Receivables and deposits                               226           117

      Other assets                                           (49)           13

      Accounts payable                                       (18)          (80)

      Tenant security deposit liabilities                      3            (6)

      Accrued property taxes                                (206)         (118)

      Other liabilities                                        5           (21)


         Net cash provided by operating activities           305           183


Cash flows from investing activities:

  Property improvements and replacements                     (64)         (159)

  Net withdrawals from restricted escrows                     15            46

  Distributions from joint venture                            --            70


         Net cash used in investing activities               (49)          (43)


Cash flows from financing activities:

  Payments on mortgage notes payable                         (35)          (33)

  Distributions to partners                                   --          (100)


         Net cash used in financing activities               (35)         (133)


Net increase in cash and cash equivalents                    221             7

Cash and cash equivalents at beginning of period             920           776


Cash and cash equivalents at end of period                $1,141        $  783


Supplemental disclosure of cash flow information:

  Cash paid for interest                                  $  229        $  232


               See Accompanying Notes to Consolidated Statements



e)
                       DAVIDSON INCOME REAL ESTATE, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Davidson Income Real Estate, L.P. (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Diversified Properties, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1998.

Principles of Consolidation

The consolidated financial statements of the Partnership include its 100% ownership interests in the following partnerships: Bexley House, L.P. and Davidson IRE Associates, L.P. All significant interpartnership balances have been eliminated.

NOTE B - TRANSFER OF CONTROL

Prior to February 25, 1998 the Managing General Partner was a wholly-owned subsidiary of MAE GP Corporation ("MAE GP"), which was wholly owned by Metropolitan Asset Enhancement, L.P. Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), thus the Managing General Partner became a wholly-owned subsidiary of IPT.

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. ("Insignia") and IPT merged into Apartment Investment and Management Company, a publicly traded real estate investment trust ("AIMCO"), with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired a 100% ownership interest in the Managing General Partner. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C  - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with the Managing General Partner and/or its affiliates were incurred during the three months ended March 31, 1999 and 1998:

                                                             1999        1998

                                                              (in thousands)


Property management fees (included in operating expenses)    $ 62        $ 59

Reimbursement for services of affiliates (included in

  general and administrative and operating expenses) (1)       32          33


(1) Included in "Reimbursements for services of affiliates" for the three months ended March 31, 1998 are approximately $4,000 in reimbursements for construction oversight costs. There were no similar reimbursements to affiliates during the comparable period of 1999.

During the three months ended March 31, 1999 and 1998, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $62,000 and $59,000 for the three months ended March 31, 1999 and 1998, respectively.

An affiliate of the Managing General Partner received reimbursements of accountable administrative expenses amounting to approximately $32,000 and $33,000 for the three months ended March 31, 1999 and 1998, respectively.

On September 26, 1997, an affiliate of the Managing General Partner purchased Lehman Brothers' class "D" subordinated bonds of SASCO, 1992-M1. These bonds are secured by 55 multi-family apartment mortgage loan pairs held in Trust, including Bexley House Apartments owned by the Partnership.

NOTE D - INVESTMENT IN JOINT VENTURE

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

Summary financial information for the Sterling Crest Joint Venture is as follows (in thousands):

                                    March 31,1999


Total assets                          $ 8,576

Total liabilities                      (6,361)


Total venture's equity                $ 2,215


                          Three Months Ended

                               March 31,

                         1999             1998


Total revenues     $  667           $   613

Total expenses       (445)             (547)


                   $  222           $    66


The Partnership received no distributions from the joint venture during either of the three months ended March 31, 1999 and 1998. For the three months ended March 31, 1999 and 1998, the Partnership recognized equity in the income of the joint venture of approximately $39,000 and $12,000, respectively.

NOTE E - DISTRIBUTIONS

There were no distributions declared or paid during the three months ended March 31, 1999. During the three months ended March 31, 1998, the Partnership distributed to partners approximately $100,000 ($3.62 per limited partnership unit) from operations.

NOTE F - SEGMENT REPORTING

Description of the types of products and services from which the reportable segment derives its revenues: The Partnership has one reportable segment: residential properties. The Partnership's residential property segment consists of four apartment complexes in four states in the United States: Georgia, North Carolina, Ohio and Texas. The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

Measurement of segment profit or loss: The Partnership evaluates performance based on net income. The accounting policies of the reportable segment are the same as those of the Partnership as described in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1998.

Factors management used to identify the Partnership's reportable segments: The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties are managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the three months ended March 31, 1999 and 1998 is shown in the tables below (in thousands). The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.

1999
                                         Residential     Other        Totals
Rental income                            $ 1,155      $    --      $ 1,155
Other income                                  57            7           64
Interest expense                             249           --          249
Depreciation                                 235           --          235
General and administrative expense            --           57           57
Equity in income of joint venture             --           39           39
Segment profit (loss)                        139          (11)         128
Total assets                              14,665        1,041       15,706
Capital expenditures for investment
properties                                    64           --           64

1998
                                         Residential     Other        Totals
Rental income                            $ 1,103      $    --      $ 1,103
Other income                                  42            6           48
Interest expense                             251           --          251
Depreciation                                 222           --          222
General and administrative expense            --           54           54
Equity in income of joint venture             --           12           12
Segment profit (loss)                         84          (36)          48
Total assets                              15,178          787       15,965
Capital expenditures for investment
properties                                   159           --          159

NOTE G - LEGAL PROCEEDINGS

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Partnership from time to time. The discussion of the Partnership's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Partnership's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1999 and 1998:
                                             Average Occupancy
Property                                    1999           1998

Northsprings Apartments
   Atlanta, Georgia                          97%           96%
Lakeside Apartments (1)
   Charlotte, North Carolina                 94%           91%
Bexley House Apartments (2)
   Columbus, Ohio                            87%           92%
Covington Pointe Apartments (3)
   Dallas, Texas                             93%           84%

(1) The increase in occupancy at Lakeside Apartments is attributed to a stronger market in the Charlotte area, and improvements made recently to enchance the appearance of the property.
(2) Bexley House Apartments occupancy consists of an elderly clientele; occupancy fluctuates depending upon the general health of its tenants and their relocation to assisted living facilities.
(3) Occupancy increased at Covington Pointe Apartments as a result of an increase in advertising and marketing efforts.

Results of Operations

The Partnership's income before equity in income of joint venture for the three months ended March 31, 1999, was approximately $89,000 compared to approximately $36,000 for the corresponding period in 1998. The increase in net income is primarily attributable to an increase in total revenues partially offset by an increase in total expenses. Revenues increased due to increases in both rental and other income. Rental income increased primarily as a result of an increase in average occupancy at all of the Partnership's investment properties, with the exception of Bexley House Apartments, combined with an increase in average rental rates at all of the properties. The increase in other income is primarily attributable to an increase in tenant fees collected at Covington Pointe Apartments and an increase in interest income at the Lakeside Apartments property. Total expense increased primarily due to an increase in depreciation resulting from an increase in depreciable assets placed in service over the last twelve months. There were slight increases in operating and general and administrative expenses offset by slight decreases in interest and property tax expenses.

Included in general and administrative expenses for the three months ended March 31, 1999 and 1998 are management reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with the investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

Net income for the three months ended March 31, 1999 was approximately $128,000 compared to approximately $48,000 for the same period of 1998. Contributing to the increase in overall net income for the three months ended March 31, 1999 was an increase in equity in income of the joint venture property from approximately $12,000 at March 31, 1998 to approximately $39,000 at March 31, 1999. The Partnership owns a 17.5% interest in Sterling Crest Joint Venture (the "Joint Venture"). Equity in the income of the Joint Venture increased for the three months ended March 31, 1999, as a result of an increase in the income of the Joint Venture's investment property, Brighton Crest. This increase is primarily due to higher operating expenses in 1998 as compared to 1999 related to exterior building improvements, interior decorating expenses, and sewer repairs (which were completed in 1998) and billings. In addition, rental income increased in 1999 due to increases in occupancy and average rental rates at the Brighton Crest property.

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

Liquidity and Capital Resources

At March 31, 1999, the Partnership had cash and cash equivalents of approximately $1,141,000, compared to approximately $783,000 at March 31, 1998. The increase in cash and cash equivalents for the three months ended March 31, 1999 from the Partnership's year ended December 31, 1998, was approximately $221,000. This increase is due to approximately $305,000 of cash provided by operating activities partially offset by approximately $49,000 of cash used in investing activities and approximately $35,000 of cash used in financing activities. Cash used in investing activities consisted of property improvements and replacements partially offset by net withdrawals from restricted escrows maintained by the mortgage lender. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Partnership's investment properties. The Partnership invests its working capital reserves in money market accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. Capital improvements planned for each of the Partnership's properties are detailed below.

Covington Pointe Apartments

During the three months ended March 31, 1999, the Partnership completed approximately $15,000 of capital improvements at Covington Pointe Apartments consisting primarily of floor covering replacement and air conditioning upgrades. These improvements were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $318,000 of capital improvements over the near term. Capital improvements budgeted for 1999 include, but are not limited to, parking lot repairs, carpet replacement, structural improvements, exterior painting and fence replacement, which are expected to cost approximately $318,000.

Northsprings Apartments

During the three months ended March 31, 1999, the Partnership completed approximately $13,000 of capital improvements at Northsprings Apartments consisting primarily of floor covering replacement and fence replacements.
These improvements were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $318,000 of capital improvements over the near term. Capital improvements budgeted for 1999 include, but are not limited to, building improvements, carpet replacement and enhancement of recreational facilities, which are expected to cost approximately $101,000.

Lakeside Apartments

During the three months ended March 31, 1999, the Partnership completed approximately $17,000 of capital improvements at Lakeside Apartments consisting primarily of floor covering and appliance replacement. These improvements were funded from replacement reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $150,000 of capital improvements over the near term. Capital improvements budgeted for 1999 include, but are not limited to, landscaping improvements, roof replacement, parking lot improvements and carpet replacement, which are expected to cost approximately $233,000.

Bexley House Apartments

During the three months ended March 31, 1999, the Partnership completed approximately $19,000 of capital improvements at Bexley House Apartments consisting primarily of cabinets/countertops and carpet replacements. These improvements were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $150,000 of capital improvements over the near term. Capital improvements budgeted for 1999 include, but are not limited to, interior and exterior building improvements which are expected to cost approximately $98,000.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $11,872,000, net of discounts, is amortized over varying periods with balloon payments of approximately $1,097,000 due November 2002 and approximately $10,181,000 due November 2003. The Managing General Partner will attempt to refinance and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

No distributions were declared or paid during the three months ended March 31, 1999. A distribution from operations of approximately $100,000 was paid to the partners during the three months ended March 31, 1998. The Partnership's distribution policy will be reviewed on a quarterly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit further distributions to its partners in 1999 or subsequent periods.

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

A registration statement relating to these securities has been filed with the Securities and Exchange Commission but has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This Form 10-QSB shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to the registration or qualification under the securities laws of any such state.

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

Over the past two years, the Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made, or not completed in time, the Year 2000 issue could have a material impact on the operations of the Partnership.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the mainframe system used by the Managing Agent became fully functional. In addition to the mainframe, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of March 31, 1999, had completed approximately 75% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by July 31, 1999.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and the testing process is expected to be completed by July 31, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by July 31, 1999.

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

The Managing Agent has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Managing Agent at risk financially or operationally. The Managing Agent intends to have a third-party conduct an audit of these systems and report their findings by July 31, 1999.

Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of March 31, 1999 the Managing Agent has evaluated approximately 86% of the operating equipment for the Year 2000 compliance.

The total cost incurred for all properties managed by the Managing Agent as of March 31, 1999 to replace or repair the operating equipment was approximately $400,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, which is expected to be completed by August 30, 1999.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

a)Exhibits:

  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

b)Reports on Form 8-K:

  None filed during the quarter ended March 31, 1999.



                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                DAVIDSON INCOME REAL ESTATE, L.P.

                                By:      DAVIDSON DIVERSIFIED PROPERTIES, INC.

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


                                 Date:    May 4, 1999