Form 10QSB
period 1999-06-30
DAVIDSON INCOME REAL ESTATE LP
filed 1999-08-13
CIK 768598

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

                  For the quarterly period ended June 30, 1999


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

                         PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS


a)
                       DAVIDSON INCOME REAL ESTATE, L.P.

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                                 June 30, 1999

Assets

  Cash and cash equivalents                                          $  1,336

  Receivables and deposits                                                335

  Restricted escrows                                                      260

  Other assets                                                            279

  Investment properties:

    Land                                                $  4,120

    Buildings and related personal property               20,799

                                                          24,919

    Less accumulated depreciation                        (11,510)      13,409

  Investment in joint venture                                             193

                                                                     $ 15,812

Liabilities and Partners' Capital (Deficit)

Liabilities

  Accounts payable                                                   $     67

  Tenant security deposit liabilities                                      89

  Accrued property taxes                                                  223

  Other liabilities                                                       104

  Mortgage notes payable                                               11,842

Partners' Capital (Deficit)

  General partners'                                     $   (666)

  Limited partners' (26,776 units

     issued and outstanding)                               4,153        3,487

                                                                     $ 15,812


          See Accompanying Notes to Consolidated Financial Statements
b)
                       DAVIDSON INCOME REAL ESTATE, L.P.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                                Three Months Ended        Six Months Ended

                                     June 30,                 June 30,

                                 1999        1998         1999         1998

Revenues:

 Rental income                 $ 1,194    $ 1,088      $ 2,349      $ 2,191

 Other income                       51         52          115          100

   Total revenues                1,245      1,140        2,464        2,291

Expenses:

 Operating                         453        537          934        1,014

 General and administrative         41         62           98          116

 Depreciation                      220        222          455          444

 Interest                          248        251          497          502

 Property taxes                    109        113          217          224

   Total expenses                1,071      1,185        2,201        2,300

Equity in income

  of joint venture                  17         15           56           27

Net income (loss)              $   191    $   (30)    $    319     $     18

Net income (loss) allocated

  to general partners (3%)     $     6    $    (1)     $    10      $    --

Net income (loss) allocated

  to limited partners (97%)        185        (29)         309           18

                               $   191    $   (30)    $    319     $     18

Net income (loss) per limited

  partnership unit             $  6.91    $ (1.08)    $  11.54     $   0.67

Distributions per limited

  partnership unit             $  4.52    $  3.62     $   4.52     $   7.25


          See Accompanying Notes to Consolidated Financial Statements

c)
                       DAVIDSON INCOME REAL ESTATE, L.P.

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)


                                   Limited

                                 Partnership   General      Limited

                                    Units      Partners    Partners     Total

Original capital contributions  26,776       $     1     $26,776      $26,777

Partners' (deficit) capital

  at December 31, 1998          26,776       $  (672)    $ 3,965      $ 3,293

Distribution paid to partners       --            (4)       (121)        (125)

Net income for the six months

  ended June 30, 1999               --            10         309          319

Partners' (deficit) capital

  at June 30, 1999              26,776       $  (666)    $ 4,153      $ 3,487


          See Accompanying Notes to Consolidated Financial Statements
d)
                       DAVIDSON INCOME REAL ESTATE, L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                          Six Months Ended

                                                              June 30,

                                                          1999         1998

Cash flows from operating activities:

  Net income                                            $  319       $   18

  Adjustments to reconcile net income to net

   cash provided by operating activities:

    Depreciation                                           455          444

    Amortization of discounts and loan costs                39           39

    Equity in income of joint venture                      (56)         (27)

    Change in accounts:

      Receivables and deposits                             153           47

      Other assets                                         (44)          16

      Accounts payable                                      16          (49)

      Tenant security deposit liabilities                    7           (9)

      Accrued property taxes                              (148)         (48)

      Other liabilities                                    (21)          (6)

         Net cash provided by operating activities         720          425

Cash flows from investing activities:

  Property improvements and replacements                  (239)        (250)

  Net withdrawals from restricted escrows                   52           38

  Distributions from joint venture                          79           70

        Net cash used in investing activities             (108)        (142)

Cash flows from financing activities:

  Payments on mortgage notes payable                       (71)         (66)

  Distributions to partners                               (125)        (200)

         Net cash used in financing activities            (196)        (266)

Net increase in cash and cash equivalents                  416           17

Cash and cash equivalents at beginning of period           920          776

Cash and cash equivalents at end of period              $1,336       $  793

Supplemental disclosure of cash flow information:

  Cash paid for interest                                $  458       $  463


          See Accompanying Notes to Consolidated Financial Statements

e)
                       DAVIDSON INCOME REAL ESTATE, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Davidson Income Real Estate, L.P. (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Diversified Properties, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1998.

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

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. ("Insignia") and IPT merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the Managing General Partner. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C  - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with the Managing General Partner and/or its affiliates were incurred during the six months ended June 30, 1999 and 1998:


                                                              1999      1998

                                                              (in thousands)


Property management fees (included in operating expenses)     $124       $114

Reimbursement for services of affiliates (included in
  general and administrative and operating expenses)            43         67

During the six months ended June 30, 1999 and 1998, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $124,000 and $114,000 for the six months ended June 30, 1999 and 1998, respectively.

An affiliate of the Managing General Partner received reimbursements of accountable administrative expenses amounting to approximately $43,000 and $67,000 for the six months ended June 30, 1999 and 1998, respectively (including approximately $2,000 and $6,000, respectively, in construction service costs).

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

Summary financial information for the six months ended June 30, 1999, of the Sterling Crest Joint Venture is as follows (in thousands):


Total assets                         $ 7,858

Total liabilities                    (15,324)

Total venture's equity               $ 7,466


                       1999             1998

Total revenues       $ 1,305         $ 1,218

Total expenses        (1,000)         (1,066)

                     $   305         $   152

The Partnership received distributions of approximately $79,000 and $70,000 from the joint venture during the six months ended June 30, 1999 and 1998. For the six months ended June 30, 1999 and 1998, the Partnership recognized equity in the income of the joint venture of approximately $56,000 and $27,000, respectively.

NOTE E - DISTRIBUTIONS

During the six months ended June 30, 1999, the Partnership distributed approximately $125,000 of which approximately $121,000 was paid to the limited partners (approximately $4.52 per limited partnership unit) from operations. During the six months ended June 30, 1998, the Partnership distributed approximately $200,000 of which approximately $194,000 was paid to the limited partners (approximately $7.25 per limited partnership unit) from operations.

NOTE F - SEGMENT REPORTING

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

Segment information for the six months ended June 30, 1999 and 1998, is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.

1999
                                         Residential    Other      Totals

Rental income                            $ 2,349      $    --      $ 2,349
Other income                                 102           13          115
Interest expense                             497           --          497
Depreciation                                 455           --          455
General and administrative expense            --           98           98
Equity in income of joint venture             --           56           56
Segment profit (loss)                        348          (29)         319
Total assets                              14,933          879       15,812
Capital expenditures for investment
properties                                   239           --          239

1998
                                         Residential    Other      Totals

Rental income                            $ 2,191      $    --      $ 2,191
Other income                                  89           11          100
Interest expense                             502           --          502
Depreciation                                 444           --          444
General and administrative expense            --          116          116
Equity in income of joint venture             --           27           27
Segment profit (loss)                         96          (78)          18
Total assets                              15,175          746       15,921
Capital expenditures for investment
properties                                   250           --          250

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

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1999 and 1998:

                                             Average Occupancy
Property                                    1999           1998

Northsprings Apartments
   Atlanta, Georgia                          97%           95%
Lakeside Apartments
   Charlotte, North Carolina                 94%           92%
Bexley House Apartments
   Columbus, Ohio                            91%           93%
Covington Pointe Apartments (1)
   Dallas, Texas                             93%           82%

(1) Occupancy increased at Covington Pointe Apartments as a result of an increase in advertising and marketing efforts.

Results of Operations

The Partnership's net income for the six month period ended June 30, 1999, was approximately $319,000 compared to net income of approximately $18,000 for the corresponding period in 1998. The Partnership's net income for the three month period ended June 30, 1999, was approximately $191,000 compared to a net loss of approximately $30,000 for the corresponding period in 1998. The increase in net income for the three and six months periods ended June 30, 1999, is primarily attributable to an increase in total revenues and a decrease in total expenses. Total revenues increased due to increases in rental income, and in the case of the six months ended June 30, 1999, a slight increase in other income. Rental income increased primarily as a result of an increase in average occupancy at all of the Partnership's investment properties, with the exception of Bexley House Apartments, combined with an increase in average rental rates at all of the properties. The increase in other income for the six months ended June 30, 1999, is primarily attributable to an increase in tenant fees collected primarily at Covington Pointe Apartments and at Northsprings Apartments. Total expenses decreased primarily due to a decrease in operating expenses and to a lessor extent, a decrease in general and administrative expenses. Operating expenses decreased due to lower insurance costs at all the Partnership's properties due to lower rates provided by a new insurance carrier and lower maintenance costs. These decreases were partially offset by increased advertising costs at all the Partnership's properties.

General and administrative expense decreased due to lower management reimbursement to the Managing General Partner and lower professional fees associated with managing the Partnership partially offset by an increase in legal fees associated with the settlement of the Everest Lawsuit which was disclosed in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998. Included in general and administrative expenses for the six months ended June 30, 1999 and 1998, are management reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with the investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

Contributing to the increase in overall net income for the three and six months ended June 30, 1999, was an increase in equity in income of the joint venture property from approximately $27,000 at June 30, 1998, to approximately $56,000 at June 30, 1999. The Partnership owns a 17.5% interest in Sterling Crest Joint Venture (the "Joint Venture"). Equity in the income of the Joint Venture increased for the six months ended June 30, 1999, as a result of an increase in the income of the Joint Venture's investment property, Brighton Crest. This increase is primarily due to increased rental income in 1999 due to increases in occupancy and average rental rates at the Brighton Crest property. In addition, operating expenses were higher in 1998 as compared to 1999 due to the completion during the six months ended June 30, 1998 of exterior building improvements.

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

Liquidity and Capital Resources

At June 30, 1999, the Partnership had cash and cash equivalents of approximately $1,336,000 compared to approximately $793,000 at June 30, 1998. The increase in cash and cash equivalents for the six months ended June 30, 1999, from the Partnership's year ended December 31, 1998, was approximately $416,000. This increase is due to approximately $720,000 of cash provided by operating activities partially offset by approximately $108,000 of cash used in investing activities and approximately $196,000 of cash used in financing activities.
Cash used in investing activities consisted of property improvements and replacements partially offset by net withdrawals from restricted escrows maintained by the mortgage lender and a distribution from the joint venture. Cash used in financing activities consisted of a distribution to the partners and payments of principal made on the mortgages encumbering the Partnership's investment properties. The Partnership invests its working capital reserves in money market accounts.

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

Covington Pointe Apartments

During the six months ended June 30, 1999, the Partnership completed approximately $54,000 of capital improvements at Covington Pointe Apartments consisting primarily of floor covering replacement, structural improvements, pool repairs, air conditioning units, and appliances. These improvements were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $318,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of $318,000 for 1999 which include certain of the required improvements and consists of parking lot repairs, carpet replacement, structural improvements, exterior painting and fence replacement.

Northsprings Apartments

During the six months ended June 30, 1999, the Partnership completed approximately $47,000 of capital improvements at Northsprings Apartments consisting primarily of floor covering replacement, pool repairs, landscaping, and other building improvements. These improvements were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $318,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $101,000 for 1999 which include certain of the required improvements and consists of building improvements, carpet replacement and enhancement of recreational facilities.

Lakeside Apartments

During the six months ended June 30, 1999, the Partnership completed approximately $72,000 of capital improvements at Lakeside Apartments consisting primarily of plumbing upgrades, floor covering replacement, furniture and fixtures, and other building improvements. These improvements were funded from Partnership reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $150,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $233,000 for 1999 which include certain of the required improvements and consists of landscaping improvements, roof replacement, parking lot improvements and carpet replacement.

Bexley House Apartments

During the six months ended June 30, 1999, the Partnership completed approximately $66,000 of capital improvements at Bexley House Apartments consisting primarily of parking lot improvements, floor covering replacement, cabinet replacement, furniture and fixtures, and air conditioning units. These improvements were funded from Partnership reserves and operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $150,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $98,000 for 1999 which consists of certain of the required improvements and include interior and exterior building improvements.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $11,842,000, net of discounts, is amortized over varying periods with balloon payments of approximately $1,097,000 due November 2002 and approximately $10,181,000 due November 2003. The Managing General Partner will attempt to refinance and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

The Partnership distributed from operations approximately $125,000, of which approximately $121,000 was paid to the limited partners (approximately $4.52 per limited partnership unit) during the six months ended June 30, 1999. A distribution from operations of approximately $200,000 of which approximately $194,000 was paid to the limited partners (approximately $7.25 per limited partnership unit) was paid during the six months ended June 30, 1998. The Partnership's distribution policy will be reviewed on a quarterly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit further distributions to its partners in 1999 or subsequent periods.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of June 30, 1999, had completed approximately 90% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by September 30, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

In April, 1999 the Managing Agent embarked on a data center consolidation project that unifies its core financial systems under its Year 2000 compliant system. The estimated completion date for this project is October, 1999.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and testing process was completed in June, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 90% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by September, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

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

A pre-assessment of the properties by the Managing Agent has indicated no Year 2000 issues. A complete, formal assessment of all the properties by the Managing Agent is in process and will be completed in September, 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

The total cost incurred for all properties managed by the Managing Agent as of June 30, 1999 to replace or repair the operating equipment was approximately $75,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $125,000.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before July, 1999. The Managing Agent has updated data transmission standards with all of the financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by September 1, 1999.

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

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.9 million ($0.7 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

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

          b)Reports on Form 8-K:

            None filed during the quarter ended June 30, 1999.


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

                              DAVIDSON INCOME REAL ESTATE, L.P.

                              By:  DAVIDSON DIVERSIFIED PROPERTIES, INC.
                                   Managing General Partner

                              By:  /s/ Patrick J. Foye
                                   Patrick J. Foye
                                   Executive Vice President

                              By:  /s/ Carla R. Stoner
                                   Carla R. Stoner
                                   Senior Vice President
                                   Finance and Administration

                              Date: August 12, 1999