Form 10QSB
period 1999-09-30
DAVIDSON INCOME REAL ESTATE LP
filed 1999-11-15
CIK 768598

FORM 10-QSB---QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT



                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the transition period from _________to _________

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

                         55 Beattie Place, PO Box 1089
                       Greenville, South Carolina  29602
                    (Address of principal executive offices)

                                 (864) 239-1000
                          (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

a)

                       DAVIDSON INCOME REAL ESTATE, L.P.

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                               September 30, 1999



Assets
Cash and cash equivalents                                              $  1,374
Receivables and deposits                                                    409
Restricted escrows                                                          207
Other assets                                                                268
Investment in joint venture                                                 107
Investment properties:
Land                                                     $  4,120
Buildings and related personal property                    21,209
                                                           25,329
Less accumulated depreciation                             (11,743)       13,586
                                                                       $ 15,951
Liabilities and Partners' (Deficit) Capital
Liabilities
Accounts payable                                                       $    179
Tenant security deposit liabilities                                          88
Accrued property taxes                                                      343
Other liabilities                                                           125
Mortgage notes payable                                                   11,811

Partners' (Deficit) Capital
General partners                                         $   (668)
Limited partners (26,776 units issued and
outstanding)                                                4,073         3,405
                                                                       $ 15,951

          See Accompanying Notes to Consolidated Financial Statements


b)

                       DAVIDSON INCOME REAL ESTATE, L.P.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                                    Three Months Ended        Nine Months Ended
                                       September 30,            September 30,
                                     1999        1998        1999         1998
Revenues:
Rental income                      $ 1,169     $ 1,113     $ 3,518      $ 3,304
Other income                            60          62         175          162
Total revenues                       1,229       1,175       3,693        3,466
Expenses:
Operating                              494         583       1,428        1,597
General and administrative              77          56         175          172
Depreciation                           233         222         688          666
Interest                               248         250         745          752
Property taxes                         121         114         338          338
Total expenses                       1,173       1,225       3,374        3,525

Equity in income
of joint venture                        12          11          68           38

Net income (loss)                  $    68     $   (39)    $   387      $   (21)

Net income (loss) allocated
to general partners (3%)           $     2     $    (1)    $    12      $    (1)
Net income (loss) allocated
to limited partners (97%)               66         (38)        375          (20)
                                   $    68     $   (39)    $   387      $   (21)
Net income (loss) per limited
   partnership unit                $  2.47     $ (1.41)    $ 14.01      $ (0.76)
Distributions per
   limited partnership unit        $  5.43     $  3.63     $  9.97      $ 10.87


          See Accompanying Notes to Consolidated Financial Statements

c)

                       DAVIDSON INCOME REAL ESTATE, L.P.

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                  (Unaudited)
                        (in thousands, except unit data)



                                   Limited
                                 Partnership   General     Limited
                                    Units      Partners    Partners      Total

Original capital contributions      26,776     $     1     $26,776      $26,777

Partners' (deficit) capital at
December 31, 1998                   26,776     $  (672)    $ 3,965      $ 3,293

Distributions to partners               --          (8)       (267)        (275)

Net income for the nine months
ended September 30, 1999                --          12         375          387

Partners' (deficit) capital
   at September 30, 1999            26,776     $  (668)    $ 4,073      $ 3,405



          See Accompanying Notes to Consolidated Financial Statements


d)
                       DAVIDSON INCOME REAL ESTATE, L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                        (in thousands, except unit data)


                                                              Nine Months Ended
                                                                September 30,
                                                              1999         1998
Cash flows from operating activities:
Net income (loss)                                           $  387       $  (21)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation                                                   688          666
Amortization of discounts and loan costs                        59           59
Equity in income of joint venture                              (68)         (38)
Change in accounts:
Receivables and deposits                                        79          (81)
Other assets                                                   (48)           8
Accounts payable                                               128           (3)
Tenant security deposit liabilities                              6          (10)
Accrued property taxes                                         (28)          65
Other liabilities                                               --           10

Net cash provided by operating activities                    1,203          655

Cash flows from investing activities:
Property improvements and replacements                        (649)        (325)
Net withdrawals from restricted escrows                        105           21
Distributions from joint venture                               177          131

Net cash used in investing activities                         (367)        (173)

Cash flows from financing activities:
Payments on mortgage notes payable                            (107)        (100)
Distributions to partners                                     (275)        (300)

Net cash used in financing activities                         (382)        (400)

Net increase in cash and cash equivalents                      454           82

Cash and cash equivalents at beginning of period               920          776

Cash and cash equivalents at end of period                  $1,374       $  858

Supplemental disclosure of cash flow information:
Cash paid for interest                                      $  686       $  694


          See Accompanying Notes to Consolidated Financial Statements


e)
                       DAVIDSON INCOME REAL ESTATE, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Davidson Income Real Estate, L.P. (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Diversified Properties, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

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

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with the Managing General Partner and/or its affiliates were incurred during the nine months ended September 30, 1999 and 1998:

                                                               1999      1998
                                                               (in thousands)
Property management fees (included in operating expenses)      $187      $176

Reimbursement for services of affiliates (included in
  general and administrative expense, operating expense,
  and investment properties)                                     82       101


During the nine months ended September 30, 1999 and 1998, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $187,000 and $176,000 for the nine months ended September 30, 1999 and 1998, respectively.

An affiliate of the Managing General Partner received reimbursements of accountable administrative expenses amounting to approximately $82,000 and $101,000 for the nine months ended September 30, 1999 and 1998, respectively, including approximately $16,000 and $8,000, respectively, in construction service costs.

On September 25, 1997, an affiliate of the Managing General Partner purchased Lehman Brothers' Class "D" subordinated bonds of SASCO, 1992-M1. These bonds are secured by 55 multi-family apartment mortgage loan pairs held in Trust, including Bexley House Apartments owned by the Partnership.

On August 27, 1998, an affiliate of the Managing General Partner (the "Purchaser") commenced a tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 9,000 of the outstanding units of limited partnership interest in the Partnership at $375 per Unit, net to the seller in cash. As a result of the tender offer, the Purchaser acquired 3,830 (approximately 14.30%) of the outstanding limited partner units of the Partnership.

On July 23, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner commenced a tender offer to purchase up to 9,886.37 units of limited partnership interest in the Partnership (approximately 36.92% of the total outstanding limited partner units) for a purchase price of $225 per unit. The offer expired on October 14, 1999. Pursuant to this offer, AIMCO Properties, L.P., acquired 236 units. As a result of these tender offers, AIMCO and its affiliates currently own 5,191 units of limited partnership interest in the Partnership representing approximately 19.39% of the total outstanding limited partner units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO (see "Note G - Legal Proceedings").

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

Summary financial information for the nine months ended September 30, 1999, of the Sterling Crest Joint Venture is as follows (in thousands):

Total assets                                          $ 7,820
Total liabilities                                      (6,202)
Total venture's equity                                $ 1,618


                                    1999                1998
Total revenues                    $ 1,939             $ 1,823

Total expenses                     (1,544)             (1,581)
                                  $   395             $   242


The Partnership received distributions of approximately $177,000 and $131,000 from the joint venture during the nine months ended September 30, 1999 and 1998. For the nine months ended September 30, 1999 and 1998, the Partnership recognized equity in the income of the joint venture of approximately $68,000 and $38,000, respectively.

NOTE E - DISTRIBUTIONS

During the nine months ended September 30, 1999, the Partnership distributed approximately $275,000 of which approximately $267,000 was paid to the limited partners (approximately $9.97 per limited partnership unit) from operations. During the nine months ended September 30, 1998, the Partnership distributed approximately $300,000 of which approximately $291,000 was paid to the limited partners (approximately $10.87 per limited partnership unit) from operations.

NOTE F - SEGMENT INFORMATION

The Partnership has one reportable segment: residential properties. The Partnership's residential property segment consists of four apartment complexes in four states in the United States: Georgia, North Carolina, Ohio and Texas. The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

The Partnership evaluates performance based on net income. The accounting policies of the reportable segment are the same as those of the Partnership as described in Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1998.

The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties are managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the nine months ended September 30, 1999 and 1998, is shown in the following tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.

                1999                  Residential     Other     Totals

Rental income                           $ 3,518     $    --    $ 3,518
Other income                                159          16        175
Interest expense                            745          --        745
Depreciation                                688          --        688
General and administrative expense           --         175        175
Equity in income of joint venture            --          68         68
Segment profit (loss)                       478         (91)       387
Total assets                             15,252         699     15,951
Capital expenditures for investment
  properties                                649          --        649

                1998                  Residential     Other     Totals

Rental income                           $ 3,304     $    --    $ 3,304
Other income                                144          18        162
Interest expense                            752          --        752
Depreciation                                666          --        666
General and administrative expense           --         172        172
Equity in income of joint venture            --          38         38
Segment profit (loss)                        95        (116)      (21)
Total assets                             15,218         710     15,928
Capital expenditures for investment
  properties                                325          --        325


NOTE G - LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Note B - Transfer of Control"). The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement ("Stipulation"), settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. The Court has preliminarily approved the Settlement and scheduled a final approval hearing for December 10, 1999. In exchange for a release of all claims, the Stipulation provides that, among other things, an affiliate of the Managing General Partner will make tender offers for all outstanding limited partnership interests in 49 partnerships, including the Registrant, subject to the terms and conditions set forth in the Stipulation, and has agreed to establish a reserve to pay an additional amount in settlement to qualifying class members (the "Settlement Fund"). At the final approval hearing, Plaintiffs' counsel will make an application for attorneys' fees and reimbursement of expenses, to be paid in part by the partnerships and in part from the Settlement Fund. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Partnership from time to time. The discussion of the Partnership's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Partnership's business and results of operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1999 and 1998:

                                           Average Occupancy
Property                                   1999       1998

Northsprings Apartments                     96%        96%
  Atlanta, Georgia
Lakeside Apartments                         94%        93%
  Charlotte, North Carolina
Bexley House Apartments                     92%        92%
  Columbus, Ohio
Covington Pointe Apartments (1)             93%        81%
  Dallas, Texas

(1) Occupancy increased at Covington Pointe Apartments as a result of an increase in advertising and marketing efforts.

Results of Operations

The Partnership's net income for the nine months ended September 30, 1999, was approximately $387,000 compared to a net loss of approximately $21,000 for the corresponding period in 1998. The Partnership's net income for the three month period ended September 30, 1999, was approximately $68,000 compared to a net loss of approximately $39,000 for the corresponding period in 1998. The increase in net income for the three and nine month periods ended September 30, 1999 is primarily attributable to an increase in total revenues and a decrease in total expenses. Total revenues increased primarily as a result of an increase in rental income. Rental income increased primarily as a result of an increase in average annual occupancy at two of the Partnership's investment properties, while the other two remained constant, combined with an increase in average rental rates at all of the properties. The increase in other income for the nine months ended September 30, 1999, is primarily attributable to an increase in tenant fees collected primarily at Covington Pointe Apartments and at Northsprings Apartments. The decrease in total expenses is primarily attributable to a decrease in operating expenses. Operating expenses decreased due to lower insurance and maintenance costs at all the Partnership's properties. The decrease in insurance expense is due to lower rates provided by a new insurance carrier. The decrease in maintenance expense is due to major landscaping and interior and exterior improvements performed at the properties in 1998.

General and administrative expense increased due to an increase in legal fees associated with the settlement of the Everest Lawsuit which was disclosed in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998, which was partially offset by lower management reimbursement to the Managing General Partner. Included in general and administrative expenses for the nine months ended September 30, 1999 and 1998, are management reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with the investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

Contributing to the increase in overall net income for the nine months ended September 30, 1999, was an increase in equity in income of the joint venture property from approximately $38,000 at September 30, 1998, to approximately $68,000 at September 30, 1999. The Partnership owns a 17.5% interest in Sterling Crest Joint Venture (the "Joint Venture"). Equity in the income of the Joint Venture increased for the nine months ended September 30, 1999, as a result of an increase in the income of the Joint Venture's investment property, Brighton Crest. This increase is primarily due to an increase in net income resulting from increased rental income in 1999 due to increases in average rental rates at the Brighton Crest property. In addition, net income increased due to a decrease in total expenses resulting from higher operating expenses in 1998 as compared to 1999 due to the completion during the nine months ended September 30, 1998 of exterior building improvements.

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

Liquidity and Capital Resources

At September 30, 1999, the Partnership had cash and cash equivalents of approximately $1,374,000 compared to approximately $858,000 at September 30, 1998. The increase in cash and cash equivalents for the nine months ended September 30, 1999, from the Partnership's year ended December 31, 1998, was approximately $454,000. This increase is due to approximately $1,203,000 of cash provided by operating activities partially offset by approximately $367,000 of cash used in investing activities and approximately $382,000 of cash used in financing activities. Cash used in investing activities consisted of property improvements and replacements partially offset by net withdrawals from restricted escrows maintained by the mortgage lender and distributions from the joint venture. Cash used in financing activities consisted of distributions to partners and payments of principal made on the mortgages encumbering the Partnership's investment properties. The Partnership invests its working capital reserves in money market accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. Capital improvements planned for the Partnership's properties are detailed below.

Covington Pointe Apartments

During the nine months ended September 30, 1999, the Partnership completed approximately $370,000 of capital improvements at Covington Pointe Apartments consisting primarily of exterior building improvements, roof replacements, and structural improvements. These improvements were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $318,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of $318,000 for 1999 which include certain of the required improvements and consists of parking lot upgrades, carpet replacement, structural improvements, exterior building improvements, and fence replacement.

Northsprings Apartments

During the nine months ended September 30, 1999, the Partnership completed approximately $73,000 of capital improvements at Northsprings Apartments consisting primarily of floor covering replacement, pool improvements, and other building improvements. The pool improvements were complete as of September 30, 1999. These improvements were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $318,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of $101,000 for 1999 which include certain of the required improvements and consists of building improvements, carpet replacement, and enhancement of recreational facilities.

Lakeside Apartments

During the nine months ended September 30, 1999, the Partnership completed approximately $110,000 of capital improvements at Lakeside Apartments consisting primarily of plumbing upgrades, floor covering replacement, and other building improvements. The plumbing upgrades were complete as of September 30, 1999. These improvements were funded from Partnership reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $150,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of $233,000 for 1999 which include certain of the required improvements and consists of landscaping improvements, roof replacement, plumbing upgrades, parking lot improvements and carpet replacement.

Bexley House Apartments

During the nine months ended September 30, 1999, the Partnership completed approximately $96,000 of capital improvements at Bexley House Apartments consisting primarily of parking lot resurfacing, floor covering replacement, cabinet replacement, and air conditioning upgrades. The parking lot improvements were approximately 70% complete as of September 30, 1999. These improvements were funded from Partnership reserves and operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $150,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of $98,000 for 1999 which include certain of the required improvements and include interior and exterior building improvements.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $11,811,000, net of discounts, is amortized over varying periods with balloon payments of approximately $1,097,000 due November 2002 and approximately $10,181,000 due November 2003. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

The Partnership distributed from operations approximately $275,000 of which approximately $267,000 was paid to the limited partners (approximately $9.97 per limited partnership unit) during the nine months ended September 30, 1999. A distribution from operations of approximately $300,000 of which approximately $291,000 was paid to the limited partners (approximately $10.87 per limited partnership unit) was paid during the nine months ended September 30, 1998. The Partnership's distribution policy is reviewed on a quarterly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit further distributions to its partners in 1999 or subsequent periods.

Tender Offer

On July 23, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner commenced a tender offer to purchase up to 9,886.37 units of limited partnership interest in the Partnership (approximately 36.92% of the total outstanding limited partner units) for a purchase price of $225 per unit. The offer expired on October 14, 1999. Pursuant to this offer, AIMCO Properties, L.P., acquired 236 units. As a result of this tender offer AIMCO and its affiliates currently own 5,191 units of limited partnership interest in the Partnership representing approximately 19.39% of the total outstanding limited partner units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO (see "Item 1. Financial Statements, Note G - Legal Proceedings").

Year 2000 Compliance

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of September 30, 1999, had virtually completed this effort.

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

In April 1999 the Managing Agent embarked on a data center consolidation project that unifies its core financial systems under its Year 2000 compliant system. The estimated completion date for this project is October 1999.

During 1998, the Managing agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and testing process was completed in June 1999. The final software area is the office software and server operating systems. The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded virtually all of the server operating systems.

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

A pre-assessment of the properties by the Managing Agent has indicated virtually no Year 2000 issues. A complete, formal assessment of all the properties by the Managing Agent was virtually completed by September 30, 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

The total cost incurred for all properties managed by the Managing Agent as of September 30, 1999 to replace or repair the operating equipment was approximately $75,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $125,000.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent has banking relationships with three major financial institutions, all of which have designated their compliance. The Managing Agent has updated data transmission standards with all of the financial institutions. All financial institutions have communicated that they are Year 2000 compliant and accordingly no accounts were required to be moved from the existing financial institutions.

The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date, the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.9 million ($0.7 million expenses and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

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



                          PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Part I - Financial Information, Item 1. Financial Statements, Note B - Transfer of Control"). The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement ("Stipulation"), settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. The Court has preliminarily approved the Settlement and scheduled a final approval hearing for December 10, 1999. In exchange for a release of all claims, the Stipulation provides that, among other things, an affiliate of the Managing General Partner will make tender offers for all outstanding limited partnership interests in 49 partnerships, including the Registrant, subject to the terms and conditions set forth in the Stipulation, and has agreed to establish a reserve to pay an additional amount in settlement to qualifying class members (the "Settlement Fund"). At the final approval hearing, Plaintiffs' counsel will make an application for attorneys' fees and reimbursement of expenses, to be paid in part by the partnerships and in part from the Settlement Fund. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a)   Exhibits:

               Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

          b)   Reports on Form 8-K:

               None filed during the quarter ended September 30, 1999.


                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              DAVIDSON INCOME REAL ESTATE, L.P.


                              By:  DAVIDSON DIVERSIFIED PROPERTIES, INC.
                                   General Partner


                              By:  /s/Patrick J. Foye
                                   Patrick J. Foye
                                   Executive Vice President


                              By:  /s/Martha L. Long
                                   Martha L. Long
                                   Senior Vice President
                                   and Controller


                              Date: