Form 10KSB
period 1999-12-30
DAVIDSON INCOME REAL ESTATE LP
filed 2000-03-29
CIK 768598

March 30, 2000



United States
Securities and Exchange Commission
Washington, D.C.  20549


RE:   Davidson Income Real Estate, L.P.
      Form 10-KSB
      File No. 0-14530


To Whom it May Concern:

The accompanying Form 10-KSB for the year ended December 31, 1999 describes a change in the method of accounting to capitalize exterior painting and major landscaping, which would have been expensed under the old policy. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the Managing General Partner.

Please do not hesitate to contact the undersigned with any questions or comments that you might have.

Very truly yours,



Stephen Waters
Real Estate Controller

                FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER

                               SECTION 13 OR 15(d)

                                   Form 10-KSB

(Mark  One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                       For the fiscal year ended December 31, 1999

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

                          Units of Limited Partnership

                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Partnership's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.  $4,932,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 1999. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I

Item 1.     Description of Business

Davidson Income Real Estate, L.P. (the "Partnership" or "Registrant") is a Delaware limited partnership organized in April 1985. The general partners of the Partnership are Davidson Diversified Properties, Inc., a Tennessee corporation ("Managing General Partner"), David W. Talley and James T. Gunn (collectively, "Individual General Partners") (collectively, the "General Partners"). The Registrant is engaged in the business of operating and holding real estate properties for investment. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"). The Partnership Agreement provides that the Partnership is to terminate on December 31, 2010, unless terminated prior to such date.

The offering of the Partnership's limited partnership units ("Units") commenced on July 26, 1985, and terminated on May 30, 1986. The Registrant received gross proceeds from the offering of $26,776,000 and net proceeds of $25,700,160. All of the net proceeds of the offering were invested in the Partnership's four residential properties and in a 17.5% joint venture interest which owns one residential property. See "Item 2. Description of Properties" for a description of the Partnership's properties.

Both the income and expenses of operating the properties owned by the Partnership are subject to factors outside of the Partnership's control, such as changes in the supply and demand for similar properties resulting from various market conditions, increases/decreases in unemployment or population shifts, changes in the availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

The Registrant has no employees. Management and administrative services are provided by the Managing General Partner and by agents retained by the Managing General Partner. An affiliate of the Managing General Partner has been providing such property management services.

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Partnership's properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the Managing General Partner, in such market area could have a material effect on the rental market for the apartments at the Partnership's properties and the rents that may be charged for such apartments. While the Managing General Partner and its affiliates own and/or control a significant number of apartment units in the United States, such units represent an insignificant percentage of total apartment units in the United States and competition for the apartments is local.

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

The Partnership monitors its properties for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

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

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and IPT merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired 100% ownership interest in the Managing General Partner. The Managing General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Item 2.     Description of Properties:

The following table sets forth the Partnership's investments in properties:

                                  Date of
Property                          Purchase       Type of Ownership         Use

Northsprings Apartments           11/13/85   Fee ownership subject to   Apartment
  Atlanta, Georgia                           first and second           120 units
                                             mortgages (1)

Lakeside Apartments               05/20/86   Fee ownership subject to   Apartment
  Charlotte, North Carolina                  first mortgage             216 units

Bexley House Apartments           09/30/86   Fee ownership subject to   Apartment
  Columbus, Ohio                             first and second           64 units
                                             mortgages (1)

Covington Pointe Apartments       03/10/87   Fee ownership subject to   Apartment
  Dallas, Texas                              first and second           180 units
                                             mortgages (1)

Brighton Crest Apartments         Phase I    Registrant has a 17.5%     Apartment
  Marietta, Georgia               06/30/87   interest in the joint      320 units
                                             venture which has fee
                                  Phase II   ownership subject to
                                  12/15/87   first and second
                                             mortgages

(1) Property is held by a limited partnership in which the Partnership owns a 100% interest.

Schedule of Properties:

Set forth below for each of the Partnership's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation, and Federal tax basis.

                          Gross
                         Carrying    Accumulated                         Federal
Property                  Value     Depreciation     Rate    Method     Tax Basis
                             (in thousands)                          (in thousands)

Northsprings             $ 4,953       $ 2,550     5-25 yrs    S/L       $ 3,410
Lakeside                   6,806         3,315     5-25 yrs    S/L         4,539
Bexley House               3,930         1,913     5-25 yrs    S/L         2,629
Covington Pointe          10,079         4,245     5-25 yrs    S/L         6,697
                         $25,768       $12,023                           $17,275

See "Note A" to the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy and "Note L - Change in Accounting Principle".

Schedule of Property Indebtedness:

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.

                       Principal                                         Principal
                       Balance At     Stated                              Balance
                      December 31,   Interest    Period     Maturity       Due At
     Property             1999         Rate     Amortized     Date      Maturity (2)
                     (in thousands)                                    (in thousands)
Northsprings
  1st mortgage          $ 1,832        7.83%    28.67 yrs   10/15/03      $ 1,701
  2nd mortgage               61        7.83%       (1)      10/15/03           61
Lakeside
  1st mortgage            4,100        7.33%       (1)      11/01/03        4,100
Bexley House
  1st mortgage            1,204        7.60%    21.40 yrs   11/15/02        1,052
  2nd mortgage               45        7.60%       (1)      11/15/02           45
Covington Pointe
  1st mortgage            4,489        7.83%    28.67 yrs   10/15/03        4,169
  2nd mortgage              150        7.83%       (1)      10/15/03          150

Total                    11,881                                           $11,278
Less unamortized
  discounts                (101)

Total                   $11,780

(1)   Payments consist of interest only.

(2) See "Note D" of the consolidated financial statements in "Item 7. Financial Statements" for information with respect to the Partnership's ability to repay these loans and other specific details about the loans.

Schedule of Rental Rate and Occupancy:

Average annual rental rates and occupancy for 1999 and 1998 for each property:

                                    Average Annual                  Average
                                     Rental Rates                  Occupancy
                                      (per Unit)

 Property                         1999            1998         1999         1998
 Northsprings                   $10,175         $ 9,823         97%          96%
 Lakeside                         6,804           6,550         93%          94%
 Bexley House                    12,102          11,784         94%          91%
 Covington Pointe                 9,682           9,547         93%          83%

The Managing General Partner attributes the increase in occupancy at Covington Pointe Apartments and Bexley House to an increase in advertising and marketing efforts.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other residential apartment complexes in the area. The Managing General Partner believes that all of the properties are adequately insured. Each property is an apartment complex which leases units for terms of one year or less. No tenant leases 10% or more of the available rental space. All of the properties are in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Schedule of Real Estate Taxes and Rates:

Real estate taxes and rates in 1999 for each property were:

                                            1999               1999
                                           Billing             Rate
                                       (in thousands)
       Northsprings                         $  89              3.95%
       Lakeside                                78              1.32%
       Bexley House                            99              8.17%
       Covington Pointe                       196              2.58%

Capital Improvements:

Northsprings Apartments

The Partnership completed approximately $103,000 in capital expenditures at Northsprings Apartments as of December 31, 1999, consisting primarily of carpet and vinyl replacement, plumbing and pool upgrades, and other structural improvements. These improvements were funded from operating cash flow and Partnership reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $36,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Lakeside Apartments

The Partnership completed approximately $284,000 in capital expenditures at Lakeside Apartments as of December 31, 1999, consisting primarily of major landscaping, plumbing replacements, roof replacement, carpet and vinyl replacement, parking lot upgrades, pool upgrades, and appliances. These improvements were funded from operating cash flow and Partnership reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $64,800. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Bexley House Apartments

The Partnership completed approximately $106,000 in capital expenditures at Bexley House Apartments as of December 31, 1999, consisting primarily of parking lot upgrades, carpet and vinyl replacement, air conditioning unit replacement, exterior painting, and cabinet replacement. These improvements were funded from operating cash flow and Partnership reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $19,200. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Covington Pointe Apartments

The Partnership completed approximately $595,000 in capital expenditures at Covington Pointe Apartments as of December 31, 1999, consisting primarily of exterior painting, parking lot upgrades, roof replacement, perimeter fencing, structural upgrades, carpet and vinyl replacement, air conditioning unit replacement, major landscaping, and pool upgrades. These improvements were funded from operating cash flow and Partnership reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $54,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Item 3.     Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Item 7. Financial Statements, Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 1999, no matters were submitted to a vote of Unit holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5.     Market for the Partnership Equity and Related Partner Matters

As of December 31, 1999, there are 1,928 holders of record owning an aggregate of 26,776 units. Affiliates of the Managing General Partner owned 9,710.50 Units or 36.266% as of December 31, 1999. No public trading has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 1998 and 1999 (see "Item 6. Management's Discussion and Analysis or Plan of Operation" for further details):

                                                Distributions
                                                           Per Limited
                                        Aggregate        Partnership Unit
                                      (in thousands)

       01/01/98 - 12/31/98               $ 400 (1)            $14.49
       01/01/99 - 12/31/99               $ 655 (1)(2)         $23.72

(1)  Distributions were made from cash from operations.

(2) Of this amount, $380,000 was accrued at December 31, 1999 and paid in January 2000.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners in 2000 or subsequent periods. See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the properties. In addition, the Partnership may be restricted from making distributions if the amount in the reserve account for each property maintained by the mortgage lender is less than $400 per apartment unit at Northsprings, Covington Pointe, and Bexley House for a total of $145,600. As of December 31, 1999 the reserve accounts were not fully funded for all of these properties; however, the minimum balance was attained subsequent to December 31, 1999.

Several tender offers were made by various parties, including affiliates of the Managing General Partner, during the years ended December 31, 1999 and 1998. As a result of these tender offers, AIMCO and its affiliates currently own 9,710.50 limited partnership units in the Partnership representing approximately 36.266% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

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

Results of Operations

The Partnership's net income as reported in the consolidated financial statements for the year ended December 31, 1999, was approximately $463,000 compared to net income of approximately $36,000 for the year ending December 31, 1998. The increase in net income is primarily attributable to an increase in total revenues and, to a lesser extent, a decrease in total expenses. Total revenues increased due to increased rental income and other income. Rental income increased primarily due to the increase in average rental rates at all of the Partnership's investment properties, and increases in occupancy at Northsprings, Bexley House, and Covington Pointe which more than offset the decrease in occupancy at Lakeside and the increase in concession costs at all the Partnership's properties. Other income increased primarily due to an increase in tenant charges at Covington Pointe.

Total expenses decreased due to a decrease in operating expenses which was partially offset by an increase in depreciation expense. Operating expenses decreased mainly due to lower insurance and maintenance costs at all the Partnership's properties. Insurance expense decreased due to lower premiums as a result of a change in insurance carriers late in 1998. Maintenance costs decreased primarily due to interior and exterior building improvements completed at the properties in 1998. Depreciation expense increased due to the increase in capital expenditures throughout 1999.

Included in general and administrative expenses at both December 31, 1999 and 1998 are management reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping on a prospective basis. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the Managing General Partner. The effect of the change in 1999 was to increase net income by approximately $257,000 ($9.31 per limited partnership unit). The cumulative effect, had this change been applied to prior periods, is not material. The accounting principle change will not have an effect on cash flow, funds available for distribution or fees payable to the Managing General Partner and affiliates.

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

Liquidity and Capital Resources

At December 31, 1999, the Partnership had cash and cash equivalents of approximately $1,675,000 compared to approximately $920,000 at December 31, 1998. The net increase in cash and cash equivalents for the year ended December 31, 1999 was approximately $755,000 from the prior year. The increase in cash and cash equivalents is due to approximately $1,670,000 of cash provided by operating activities, which was partially offset by approximately $496,000 of cash used in investing activities and approximately $419,000 of cash used in financing activities. Cash used in investing activities consisted primarily of property improvements and replacements which were partially offset by net withdrawals from escrow accounts maintained by the mortgage lender and distributions received from the joint venture. Cash used in financing activities consisted of distributions to the partners and principal payments on the mortgages encumbering the Partnership's properties. The Partnership invests its working capital reserves in money market accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Partnership is currently evaluating the capital improvement needs of each of its properties for the upcoming year. The minimum amount to be budgeted for the Partnership is expected to be $300 per unit or $174,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures for the year 2000 at the Partnership's properties will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $11,780,000, net of discounts, is amortized over varying periods with balloon payments of approximately $1,097,000 due November 2002 and approximately $10,181,000 due by November 2003. The Managing General Partner will attempt to refinance and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

The Partnership distributed cash from operations of approximately $275,000 (approximately $267,000 to the limited partners or $9.97 per limited partnership unit) during the year ended December 31, 1999. At December 31, 1999, the Partnership declared a distribution of cash from operations of approximately $380,000 (approximately $368,000 to the limited partners or $13.75 per limited partnership unit). This distribution was paid in January 2000. During the year ended December 31, 1998, the Partnership distributed cash from operations of approximately $400,000 (approximately $388,000 to the limited partners or $14.49 per limited partnership unit). Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancing, and/or property sales. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit distributions to its partners in the year 2000 or subsequent periods. In addition, the Partnership may be restricted from making distributions if the amount in the reserve account for each property maintained by the mortgage lender is less than $400 per apartment unit at Northsprings, Covington Pointe, and Bexley House for a total of $145,600. As of December 31, 1999 the reserve accounts were not fully funded for all of these properties; however, the minimum balance was attained subsequent to December 31, 1999.

Several tender offers were made by various parties, including affiliates of the Managing General Partner, during the years ended December 31, 1999 and 1998. As a result of these tender offers, AIMCO and its affiliates currently own 9,710.50 limited partnership units in the Partnership representing approximately 36.266% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Year 2000 Compliance

General Description

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the Managing General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the Managing Agent's computer programs or hardware that had date-sensitive software or embedded chips might have recognized a date using "00" as the year 1900 rather than the year 2000. This could have resulted in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Computer Hardware, Software and Operating Equipment

In 1999, the Managing Agent completed all phases of its Year 2000 program by completing the replacement and repair of any hardware or software system or operating equipment that was not yet Year 2000 compliant. The Managing Agent's hardware and software systems and its operating equipment are now Year 2000 compliant. No material failure or erroneous results have occurred in the Managing Agent's computer applications related to the failure to reference the Year 2000 to date.

Third Parties

To date, the Managing Agent is not aware of any significant supplier or subcontractor (external agent) or financial institution of the Partnership that has a Year 2000 issue that would have a material impact on the Partnership's results of operations, liquidity or capital resources. However, the Managing Agent has no means of ensuring or determining the Year 2000 compliance of external agents. At this time, the Managing Agent does not believe that a Year 2000 issue of any non-compliant external agent will have a material impact on the Partnership's financial position or results of operations.

Costs

The total cost of the Managing Agent's Year 2000 project was approximately $3.2 million and was funded from operating cash flows.

Risks Associated with the Year 2000

The Managing Agent completed all necessary phases of its Year 2000 program in 1999, and did not experience system or equipment malfunctions related to a failure to reference the Year 2000. The Managing Agent or Partnership have not been materially adversely effected by disruptions in the economy generally resulting from the Year 2000 issue.

At this time, the Managing Agent does not believe that the Partnership's businesses, results of operations or financial condition will be materially adversely effected by the Year 2000 issue.

Contingency Plans Associated with the Year 2000

The Managing Agent has not had to implement contingency plans such as manual workarounds or selecting new relationships for its banking or elevator operation activities in order to avoid the Year 2000 issue.

Item 7.     Financial Statements

DAVIDSON INCOME REAL ESTATE, L.P.

LIST OF CONSOLIDATED FINANCIAL STATEMENTS


Report of Ernst & Young LLP, Independent Auditors

Consolidated Balance Sheet - December 31, 1999

Consolidated Statements of Operations - Years ended December 31, 1999 and 1998

Consolidated Statements of Changes in Partners' (Deficit) Capital - Years ended December 31, 1999 and 1998

Consolidated Statements of Cash Flows - Years ended December 31, 1999 and 1998

Notes to Consolidated Financial Statements

                    Report of Ernst & Young LLP, Independent Auditors

The Partners
Davidson Income Real Estate, L.P.


We have audited the accompanying consolidated balance sheet of Davidson Income Real Estate, L.P. as of December 31, 1999, and the related consolidated statements of operations, changes in partners' (deficit) capital and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Davidson Income Real Estate, L.P. at December 31, 1999, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

As discussed in Note L to the consolidated financial statements, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping effective January 1, 1999.

                                                            /s/ERNST & YOUNG LLP

Greenville, South Carolina
February 25, 2000

                        DAVIDSON INCOME REAL ESTATE, L.P.

                           CONSOLIDATED BALANCE SHEET

                        (in thousands, except unit data)

                                December 31, 1999

Assets
   Cash and cash equivalents                                                $  1,675
   Receivables and deposits                                                      360
   Restricted escrows                                                            157
   Other assets                                                                  245
   Investment properties (Note G):
      Land                                                    $  4,120
      Buildings and related personal property                   21,648
                                                                25,768
      Less accumulated depreciation                            (12,023)       13,745

   Investment in joint venture (Note C)                                          110
                                                                            $ 16,292

Liabilities and Partners' (Deficit) Capital
Liabilities
      Accounts payable                                                       $   386
      Tenant security deposit liabilities                                         84
      Accrued property taxes                                                     401
      Distribution payable                                                       380
      Other liabilities                                                          160
      Mortgage notes payable (Notes D and G)                                  11,780

Partners' (Deficit) Capital
   General partners                                            $  (678)
   Limited partners (26,776 units issued and
      outstanding)                                               3,779         3,101
                                                                            $ 16,292

              See Accompanying Notes to Consolidated Financial Statements

                        DAVIDSON INCOME REAL ESTATE, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                        (in thousands, except unit data)



                                                           Years Ended December 31,
                                                              1999         1998
Revenues:
   Rental income                                             $ 4,691      $ 4,427
   Other income                                                  241          210
      Total revenues                                           4,932        4,637

Expenses:
   Operating                                                   1,903        2,107
   General and administrative                                    233          226
   Depreciation                                                  968          906
   Interest                                                      992        1,002
   Property taxes                                                461          443
      Total expenses                                           4,557        4,684

Equity in income of joint venture                                 88           83

Net income (Note E)                                            $ 463         $ 36

Net income allocated to general partners (3%)                   $ 14          $ 1

Net income allocated to limited partners (97%)                   449           35

                                                               $ 463         $ 36

Net income per limited partnership unit                      $ 16.77       $ 1.31

Distributions per limited partnership unit                   $ 23.72      $ 14.49

              See Accompanying Notes to Consolidated Financial Statements

                            DAVIDSON INCOME REAL ESTATE, L.P.

            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                             (in thousands, except unit data)

                                        Limited
                                       Partnership    General    Limited
                                          Units       Partners   Partners     Total

Original capital contributions            26,776        $   1     $26,776    $26,777

Partners' (deficit) capital at
  December 31, 1997                       26,776       $ (661)    $ 4,318    $ 3,657

Distribution to partners                      --          (12)       (388)      (400)

Net income for the year ended
  December 31, 1998                           --            1          35         36

Partners' (deficit) capital at
  December 31, 1998                       26,776         (672)      3,965      3,293

Distributions to partners                     --          (20)       (635)      (655)

Net income for the year ended
  December 31, 1999                           --           14         449        463

Partners' (deficit) capital at
  December 31, 1999                       26,776       $ (678)    $ 3,779    $ 3,101

              See Accompanying Notes to Consolidated Financial Statements

                        DAVIDSON INCOME REAL ESTATE, L.P.

                      CONSOLDIATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                                              Years Ended December 31,
                                                                  1999        1998
Cash flows from operating activities:
  Net income                                                      $ 463         $ 36
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                                   968          906
     Amortization of discounts and loan costs                        81           78
     Equity in income of joint venture                              (88)         (83)
     Change in accounts:
      Receivables and deposits                                      128          (45)
      Other assets                                                  (41)          16
      Accounts payable                                               92          (70)
      Tenant security deposit liabilities                             2          (11)
      Accrued property taxes                                         30           99
      Other liabilities                                              35           10
          Net cash provided by operating activities               1,670          936

Cash flows from investing activities:
  Property improvements and replacements                           (845)        (393)
  Net withdrawals from restricted escrows                           155            3
  Distributions from joint venture                                  194          131
          Net cash used in investing activities                    (496)        (259)

Cash flows from financing activities:
  Payments on mortgage notes payable                               (144)        (133)
  Distributions to partners                                        (275)        (400)
          Net cash used in financing activities                    (419)        (533)

Net increase in cash and cash equivalents                           755          144

Cash and cash equivalents at beginning of year                      920          776

Cash and cash equivalents at end of year                        $ 1,675        $ 920

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $ 913        $ 924

Supplemental disclosure of non-cash activity:
  Distribution payable                                            $ 380        $  --

  Property improvements and replacements included in
   accounts payable                                               $ 243        $  --

              See Accompanying Notes to Consolidated Financial Statements

                        DAVIDSON INCOME REAL ESTATE, L.P.

                   Notes to Consolidated Financial Statements

                                December 31, 1999

Note A - Organization and Significant Accounting Policies

Organization

Davidson Income Real Estate, L.P. (the "Partnership" or "Registrant") is a Delaware limited partnership organized in April 1985 to acquire and operate residential real estate properties. The general partners of the Registrant are Davidson Diversified Properties, Inc., a Tennessee corporation ("Managing General Partner"), David W. Talley and James T. Gunn (collectively, "Individual General Partners") (collectively, the "General Partners"). The Partnership owns and operates four apartment properties located in the Mid-West, South and Southeast and owns a joint venture interest in an entity which owns one residential property. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO") (See "Note B - Transfer of Control"). The directors and officers of the Managing General Partner also serve as executive officers of AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2010, unless terminated prior to such date.

Principles of Consolidation

The consolidated financial statements of the Partnership include its 100% ownership interests in the following partnerships: Bexley House, L.P. and Davidson IRE Associates, L.P. All significant interpartnership balances have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Allocations to Partners

Net income (loss) of the Partnership and taxable income (loss) are allocated 97% to the limited partners and 3% to the General Partners, except for such amounts which are allocated prior to the Partnership meeting the minimum close requirements as defined in the Partnership Agreement. Distributions of available cash from operations are allocated 97% to the limited partners and 3% to the General Partners. Cash from sales or refinancing are allocated 97% to limited partners and 3% to General Partners until the limited partners have received an amount of cumulative distributions from sales or refinancings that equal their original invested capital plus an amount which, when added to the prior distributions to limited partners, will equal 12% per annum cumulative and noncompounded on adjusted invested capital, as defined in the Partnership Agreement. Thereafter, upon payment to an affiliate of the General Partners certain real estate commissions and incentive fees as described in the Partnership Agreement, remaining cash from sales or refinancings are allocated 97% to the limited partners and 3% to General Partners. In connection with the liquidation of the Partnership, cash from sales or refinancings and any remaining working capital reserves shall be allocated among, and distributed to, the partners in proportion to, and to the extent of, their positive capital account balances.

Restricted Escrows

      Capital Improvement Reserve - At the time of the refinancing of Lakeside Apartments' mortgage note payable, approximately $198,000 of the proceeds were designated for a "capital improvement reserve" for certain capital improvements. At December 31, 1999, approximately $69,000 remained in escrow for future capital improvements of which any excess funds will be returned for property operations once all designated improvements are completed.

      Reserve Account - A general reserve account was established with the refinancing and financing proceeds of Northsprings, Bexley House, and Covington Pointe. These funds were established to cover necessary repairs and replacements of existing improvements, debt services, out-of-pocket expenses incurred for ordinary and necessary administrative tasks, and payments of real property taxes and insurance premiums. The Partnership was required to deposit net operating income (as defined in the mortgage notes) from the properties to the respective reserve accounts until the reserve accounts equal the minimum balance of $400 per apartment unit and a maximum balance of $1,000 per apartment unit for Northsprings, Covington Pointe, and Bexley House. The minimum balance of $400 per apartment unit was not attained at December 31, 1999, as the balance was approximately $88,000; however, the minimum balance was attained subsequent to December 31, 1999.

Escrows for Taxes - These escrows are held by the mortgage lender for Bexley House, Covington Pointe, and Northsprings. The funds, which total approximately $261,000, are included in receivables and deposits. These escrows are held by the Partnership for Lakeside and total $85,000 which is included in cash and cash equivalents.

Investment Properties

Investment properties, which consist of four apartment complexes, are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were recorded in the years ended December 31, 1999 and 1998.

Depreciation

Depreciation is provided by the straight-line method over the estimated lives of the investment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used (1) for real property over 18 years for additions after March 15, 1984, and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987, and (2) for personal property over 5 years for additions prior to January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property additions over 27 1/2 years, and (2) personal property additions over 5 years.

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the costs of exterior painting and major landscaping ("Note L").

Cash and Cash Equivalents

Includes cash on hand, in banks and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Tenant Security Deposits

The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on rental payments.

Loan Costs

Loan  costs  of  approximately   $499,000  less   accumulated   amortization  of
approximately $300,000 are included in other assets and are being amortized on a straight-line basis over the life of the respective loans.

Leases

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its residential leases. In addition, the Managing General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

Joint Venture

The Partnership accounts for its investment in the Sterling Crest Joint Venture using the equity method of accounting (see "Note C" for further discussion).

Segment Reporting

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and required that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. See "Note J" for required disclosure.

Advertising

The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expenses, was approximately $128,000 and $135,000 for the years ended December 31, 1999 and 1998, respectively.

Fair Value of Financial Statements

SFAS No. 107 "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity based on borrowing rates currently available to the Partnership, approximates its carrying amount.

Note B - Transfer of Control

Prior to February 25, 1998 the Managing General Parter was a wholly-owned subsidiary of MAE GP Corporation ("MAE GP"), which was wholly owned by Metropolitan Asset Enhancement, L.P. Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), thus the Managing General Partner became a wholly-owned subsidiary of IPT.

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and IPT merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired 100% ownership interest in the Managing General Partner. The Managing General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

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

Summary balance sheet information for the year ended December 31, 1999 of the Sterling Crest Joint Venture is as follows (in thousands):

                Total assets                           $ 7,665
                Total liabilities                       (6,041)

                Total venture's equity                 $ 1,624

Summary statement of operations information for the year ended December 31, 1999 and 1998 of the Sterling Crest Joint Venture is as follows (in thousands):

                                                 1999            1998

                Total revenues                 $ 2,585          $ 2,500
                Total expenses                  (2,084)          (2,064)

                                                $  501           $  436

In 1999 and 1998, the Partnership received distributions of approximately $194,000 and $131,000, respectively, from the joint venture. In 1999 and 1998, the Partnership recognized equity in the income of the joint venture of approximately $88,000 and $83,000, respectively.

Note D - Mortgage Notes Payable

The principle terms of mortgage notes payable are as follows:

                        Principal      Monthly                           Principal
                        Balance At     Payment     Stated                 Balance
                       December 31,   Including   Interest  Maturity       Due At
      Property             1999       Interest      Rate      Date        Maturity
                            (in thousands)                             (in thousands)
Northsprings
  1st mortgage           $ 1,832        $ 14         7.83%    10/15/03    $ 1,701
  2nd mortgage                61          (a)        7.83%    10/15/03         61
Lakeside                   4,100          25         7.33%    11/01/03      4,100
Bexley House
  1st mortgage             1,204          12       7.60%    11/15/02        1,052
  2nd mortgage                45          (a)      7.60%    11/15/02           45
Covington Pointe
  1st mortgage             4,489          35       7.83%    10/15/03        4,169
  2nd mortgage               150           1       7.83%    10/15/03          150
                          11,881                                          $11,278
Less unamortized
  discounts                 (101)

Total                    $11,780

(a)   Monthly payment is less than $1,000.

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

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 1999 are as follows (in thousands):

                               2000              $  156
                               2001                 168
                               2002               1,275
                               2003              10,282

                                                $11,881

Note E - Income Taxes

The Partnership received a ruling from the Internal Revenue Service that it is to be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):

                                    1999          1998

Net income as reported             $  463          $ 36
Add (deduct)
  Depreciation differences           (143)           28
  Equity in joint venture              (6)          (11)
  Prepaid rents                       (27)            4
  Miscellaneous                         7             6

Federal taxable income             $  294          $ 63

Federal taxable income per
  limited partnership unit         $10.65        $ 2.29

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities as of December 31, 1999 (in thousands):

Net assets as reported                                 $ 3,101
Land and buildings                                       3,169
Accumulated depreciation                                   361
Syndication                                              3,809
Other                                                    1,300

Net assets - Federal tax basis                         $11,740

Note F - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for property management services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with the Managing General Partner and/or its affiliates were incurred during each of the years ended December 31, 1999 and 1998:

                                                       1999        1998
                                                        (in thousands)
Property management fees (included in
  operating expenses)                                 $ 251       $ 235
Reimbursement for services of affiliates
  (included in general and administrative expense,
  operating expense and investment properties)          110         133

During the years ended December 31, 1999 and 1998, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $251,000 and $235,000 for the years ended December 31, 1999 and 1998, respectively.

An  affiliate  of  the  Managing  General  Partner  received   reimbursement  of
accountable administrative expenses amounting to approximately $110,000 and $133,000 for the years ended December 31, 1999 and 1998, respectively.

On September 25, 1997, an affiliate of the Managing General Partner purchased Lehman Brothers' Class "D" subordinated bonds of SASCO, 1992, M1. These bonds are secured by 55 multi-family apartment mortgage loan pairs held in Trust, including Bexley House Apartments owned by the Partnership.

Several tender offers were made by various parties, including affiliates of the Managing General Partner, during the years ended December 31, 1999 and 1998. As a result of these tender offers, AIMCO and its affiliates currently own 9,710.50 limited partnership units in the Partnership representing approximately 36.266% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Note G - Investment Properties and Accumulated Depreciation

                                               Initial Cost
                                              To Partnership
                                              (in thousands)
                                                                         Net Cost
                                                        Buildings      Capitalized
                                                       and Related    (Written Down)
                                                        Personal      Subsequent to
Description             Encumbrances       Land         Property       Acquisition
                       (in thousands)                                 (in thousands)
Northsprings              $ 1,893          $  736       $ 4,196            $  21
Lakeside                    4,100           1,259         5,791             (244)
Bexley House                1,249             647         3,067              216
Covington Pointe            4,639           1,935         7,041            1,103

Totals                    $11,881         $ 4,577       $20,095          $ 1,096


                     Gross Amount At Which
                            Carried
                     At December 31, 1999
                        (in thousands)
                           Buildings
                          And Related
                           Personal            Accumulated      Date of     Date    Depreciable
   Description     Land    Property    Total   Depreciation  Construction Acquired  Life-Years
                                              (in thousands)
Northsprings       $  597   $ 4,356   $ 4,953    $ 2,550         1969       11/85      5-25
Lakeside            1,046     5,760     6,806      3,315         1980       05/86      5-25
Bexley House          542     3,388     3,930      1,913         1972       09/86      5-25
Covington Pointe    1,935     8,144    10,079      4,245         1982       03/87      5-25

Totals            $ 4,120   $21,648   $25,768    $12,023

Reconciliation of "Investment Properties and Accumulated Depreciation"

                                              Years Ended December 31,
                                                 1999          1998
                                                   (in thousands)
Real Estate
Balance at beginning of year                    $24,680       $24,287
  Property Improvements                           1,088           393
Balance at end of year                          $25,768       $24,680

Accumulated Depreciation
Balance at beginning of year                    $11,055       $10,149
  Additions charged to expense                      968           906
Balance at end of year                          $12,023       $11,055

The aggregate cost of the real estate for Federal income tax purposes at December 31, 1999 and 1998, is approximately $28,937,000 and $27,867,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 1999 and 1998, is approximately $11,662,000 and $10,553,000, respectively.

Note H - Commitments and Contingencies

The Partnership Agreement provides for payment of a fee to the Managing General Partner for managing the affairs of the Partnership. The fee is 2% of adjusted cash from operations, as defined in the partnership agreement. The fee is payable only after the Partnership has distributed, to all limited partners, adjusted cash from operations in any year equal to 10% of their adjusted invested capital as defined in the partnership agreement. No fees were payable for the years ended December 31, 1999 and 1998.

Note I - Distributions

The Partnership distributed cash from operations of approximately $275,000 (approximately $267,000 to the limited partners or $9.97 per limited partnership unit) during the year ended December 31, 1999. As of December 31, 1999, the Partnership declared a distribution of cash from operations of approximately $380,000 (approximately $368,000 to the limited partners or $13.75 per limited partnership unit). This distribution was paid in January 2000. During the year ended December 31, 1998, the Partnership distributed cash from operations of approximately $400,000 (approximately $388,000 to the limited partners or $14.49 per limited partnership unit).

Note J - Segment Reporting

Description of the types of products and services from which the reportable segment derives its revenues:

The Partnership has one reportable segment: residential properties. The Partnership's residential property segment consists of four apartment complexes, one each in Georgia, North Carolina, Ohio, and Texas. The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

Measurement of segment profit or loss:

The Partnership evaluates performance based on segment profit (loss) before depreciation. The accounting policies of the reportable segment are the same as those described in the summary of significant accounting policies.

Factors management used to identify the Partnership's reportable segment:

The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties are managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the years 1999 and 1998 is shown in the tables below (in thousands). The "Other" Column includes Partnership administration related items and income and expense not allocated to the reportable segment.

                 1999                   Residential     Other      Totals

Rental income                             $ 4,691       $   --    $ 4,691
Other income                                  217           24        241
Interest expense                              992           --        992
Depreciation                                  968           --        968
General and administrative expense             --          233        233
Equity in income of joint venture              --           88         88
Segment income (loss)                         584         (121)       463
Total assets                               15,214        1,078     16,292
Capital expenditures for investment
  properties                                1,088           --      1,088



                 1998                   Residential    Other      Totals

Rental income                             $ 4,427       $  --     $ 4,427
Other income                                  187          23         210
Interest expense                            1,002          --       1,002
Depreciation                                  906          --         906
General and administrative expense             --         226         226
Equity in income of joint venture              --          83          83
Segment income (loss)                         156        (120)         36
Total assets                               14,949         874      15,823
Capital expenditures for investment
  properties                                  393          --         393

Note K - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Note L - Change in Accounting Principle

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping on a prospective basis. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the Managing General Partner. The effect of the change in 1999 was to increase net income by approximately $257,000 ($9.31 per limited partnership unit). The cumulative effect, had this change been applied to prior periods, is not material. The accounting principle change will not have an effect on cash flow, funds available for distribution or fees payable to the Managing General Partner and affiliates.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The Partnership does not have any directors or officers. The names of the director and executive officers of Davidson Diversified Properties, Inc. (the
"Managing General Partner"), their ages and the nature of all positions presently held by them are set forth below. There are no family relationships between or among any officers and directors.

      Name                 Age    Position

      Patrick J. Foye       42    Executive Vice President and Director

      Martha L. Long        40    Senior Vice President and Controller

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

Martha L. Long has been Senior Vice President and Controller of the Managing General Partner and AIMCO since October 1998, as a result of the acquisition of Insignia Financial Group, Inc. From June 1994 until January 1997, she was the Controller for Insignia, and was promoted to Senior Vice President - Finance and Controller in January 1997, retaining that title until October 1998. From 1988 to June 1994, Ms. Long was Senior Vice President and Controller for The First Savings Bank, FSB in Greenville, South Carolina.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Registrant under Rule 16a-3(e) during the Registrant's most recent fiscal year and Form 5 and amendments thereto furnished to the Registrant with respect to its most recent fiscal year, the Registrant is not aware of any director, officer, beneficial owner of more than ten percent of the units of limited partnership interest in the Registrant that failed to file on a timely basis, as disclosed in the above Forms, reports required by section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years except as follows:
AIMCO Properties, L.P. and its joint filers failed to timely file a Form 3 with respect to its acquisition of Units and AIMCO and its joint filers failed to timely file a Form 4 with respect to its acquisition of Units.

Item 10.    Executive Compensation

No remuneration was paid by the Partnership to any officer or director of the Managing General Partner during the year ended December 31, 1999.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owners of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 1999.

                                                             Percentage
                 Entity                   Number of Units     of Total

Insignia Properites LP (1)                     570.00           2.129%
  (an affiliate of AIMCO)
AIMCO Properties LP (2)                      5,310.50          19.833%
  (an affiliate of AIMCO)
Cooper River Properties (1)                  3,830.00          14.304%
  (an affiliate of AIMCO)

Hospital Corporation of America              3,000.00          11.204%
201 West Main Street
Louisville, KY 40202

(1) Entity is indirectly ultimately owned by AIMCO. Its business address is 55 Beattie Place, Greenville, SC 29602.

(2) Entity is indirectly ultimately controlled by AIMCO. Its business address is 2000 South Colorado Boulevard, Denver, CO 80222.

As of December 31, 1999, no director or officer of the Managing General Partner owns, nor do the directors or officers as a whole, own more than 1% of the Registrant's Units. No such director or officer had any right to acquire beneficial ownership of additional Units of the Registrant.

Item 12.    Certain Relationships and Related Transactions

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for property management services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with the Managing General Partner and/or its affiliates were incurred during each of the years ended December 31, 1999 and 1998:

                                                   1999         1998
                                                    (in thousands)
Property management fees                          $ 251        $ 235
Reimbursement for services of affiliates            110          133

During the years ended December 31, 1999 and 1998, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $251,000 and $235,000 for the years ended December 31, 1999 and 1998, respectively.

An  affiliate  of  the  Managing  General  Partner  received   reimbursement  of
accountable administrative expenses amounting to approximately $110,000 and $133,000 for the years ended December 31, 1999 and 1998, respectively.

On September 25, 1997, an affiliate of the Managing General Partner purchased Lehman Brothers' Class "D" subordinated bonds of SASCO, 1992, M1. These bonds are secured by 55 multi-family apartment mortgage loan pairs held in Trust, including Bexley House Apartments owned by the Partnership.

Several tender offers were made by various parties, including affiliates of the Managing General Partner, during the years ended December 31, 1999 and 1998. As a result of these tender offers, AIMCO and its affiliates currently own 9,710.50 limited partnership units in the Partnership representing approximately 36.266% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Item 13.  Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          Exhibit 18, Independent Accountants' Preferability Letter for Change in Accounting Principle, is filed as an exhibit to this report.

          Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

     (b)  Reports on Form 8-K filed in the fourth quarter of calendar year 1999:

          None.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    DAVIDSON INCOME REAL ESTATE, L.P.


                                    By:   Davidson Diversified Properties, Inc.,
                                          Managing General Partner

                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President

                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President
                                          and Controller

                                    Date:


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.

/s/Patrick J. Foye      Executive Vice President      Date:
Patrick J. Foye         and Director

/s/Martha L. Long       Senior Vice President         Date:
Martha L. Long          and Controller

                         DAVIDSON INCOME REAL ESTATE, LP

                                  EXHIBIT INDEX

  Exhibit

     2 Agreement and Plan of Merger, dated as of October 1, 1998, by and between AIMCO and IPT, incorporated by reference to Exhibit 2.1 of IPT's Current Report on Form 8-Kdated October 1, 1998.

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

     10A Agent's Agreement dated July 1, 1985 between the Registrant and Harvey Freeman & Sons, Inc. is incorporated by reference to Exhibit 10B in Amendment No. 1 to Registration Statement No. 2-97539, dated July 24, 1985.

     10B Agreement among Agents dated July 1, 1985 by and among Harvey Freeman & Sons, Inc., Harvey Freeman & Sons, Inc. of Arkansas, Harvey Freeman & Sons, Inc. of Florida, Harvey Freeman & Sons, Inc. of Georgia, Harvey Freeman & Sons, Inc. of Indiana, Harvey Freeman & Sons, Inc. of Kentucky, Harvey Freeman & Sons, Inc. of Mississippi, Harvey Freeman & Sons, Inc. of North Carolina, Harvey Freeman & Sons, Inc. of Ohio, and Harvey Freeman & Sons, Inc. of South Carolina, is incorporated by reference to Exhibit 10C in Amendment No. 1 to Registration Statement No. 2-97539, dated July 24, 1985.

     10C Acquisition and Disposition Services Agreement dated July 1, 1985 between the Registrant and Criswell Freeman Company is incorporated by reference to Exhibit 10D in Amendment No. 1 to Registration Statement No. 2-97539 dated July 24, 1985.

     10D Contract for Sale of Real Estate for Northsprings Apartments dated October 19, 1985 between James B. Miller, Karina Miller, Dahlis Winn, Christine Abrams, and William Lichirie, as Tenants in Common and Tennessee Trust Company is incorporated by reference to Exhibit 10(a) to the Registrant's Current Report on Form 8-K dated November 13, 1985.

     10E Assignment of Contract for Sale of Real Estate of Northsprings Apartments dated November 12, 1985 between Tennessee Trust Company and the Registrant is incorporated by reference to Exhibit 10(b) to the Registrant's Current Report on Form 8-K dated November 13, 1985.

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

     10K Deed of Trust and Security Agreement dated April 28, 1980 between Lakeside Properties, Ltd., a North Carolina limited partnership, Gibson L. Smith, Jr., Trustee and Continental Illinois National bank and Trust Company of Chicago is incorporated by reference to Exhibit 10(d) to the Registrant's Current Report on Form 8-K dated May 20, 1986.

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

     10N Amendment to Reinstated and Amended for Sale of Real Estate for The Bexley House dated September 19, 1986 between Bexley House, Limited, an Ohio limited partnership and Tennessee Trust Company, a Tennessee corporation, is incorporated by reference to Exhibit 10(c) to the Registrant's Current Report on Form 8-K dated September 30, 1986.

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

     10S Assignment of Contract for Purchase of Real Estate for Covington Pointe Apartments dated March 2, 1987 between Tennessee Trust Company and the Registrant is incorporated by reference to Exhibit 10(c) to the Registrant's Current Report on Form 8-K dated March 10, 1987.

     10T Contract for Purchase of Real Estate for Phase I of Sterling Crest Apartments dated March 10, 1987 between Sterling Crest Development Partners, Ltd., a Georgia limited partnership, and Tennessee Trust Company, a Tennessee corporation, is incorporated by reference to
          Exhibit 10(d) to the Registrant's Current Report on Form 8-K dated March 10, 1987.

     10U Mortgage Note dated March 23, 1987 executed by the Registrant payable to BANCOhio National Bank relating to The Bexley House is incorporated by reference to Exhibit a(1) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1987.

     10V Open-End Mortgage, Assignment of Rents and Security Agreement dated March 23, 1987 executed by the Registrant in favor of BANCOhio National Bank relating to The Bexley House is incorporated by reference to Exhibit a(2) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1987.

     10W Mortgage Note dated March 23, 1987 executed by the Registrant payable to BANCOhio National Bank relating to The Bexley House is incorporated by reference to Exhibit a(3) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1987.

     10X Open-End Mortgage, Assignment of Rents and Security Agreement dated March 23, 1987 executed by the Registrant in favor of BANCOhio National Bank relating to The Bexley House is incorporated by reference to Exhibit a(4) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1987.

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

     10CC Property  Management  Agreement  dated June 30, 1987 between  Sterling
          Crest Joint Venture and Harvey Freeman & Sons, Inc., is incorporated by reference to Exhibit 10(l) to the Registrant's Current Report on Form 8-K dated June 30, 1987.

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

     10HH Memorandum  of  Understanding   among  SEC  Realty  Corp.,   Tennessee
          Properties, L.P., Freeman Mortgage Corporation, J. Richard Freeman, W. Criswell Freeman, and Jacques-Miller Properties, Inc. is incorporated by reference to Exhibit 10MM to the Registrant's Annual Report of Form 10-K for the fiscal year ended December 31, 1988.

     10II Partnership  Administration  and Consultation  Agreement among Freeman
          Properties, Inc., Freeman Diversified Properties, Inc., residual Equities Limited, and Jacques-Miller Properties, Inc. is incorporated by reference to Exhibit 10NN to the Registrant's Annual Report of Form 10-K for the fiscal year ended December 31, 1988.

     10JJ Termination  Agreement,  dated December 31, 1991 among Jacques-Miller,
          Inc.,   Jacques-Miller   Property  Management,   Davidson  Diversified
          Properites, Inc., and Supar, Inc.

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

     10MM Stock certificate, dated December 31, 1991 showing ownership of 1,000 shares of Davidson Diversified Properties, Inc. by MAE GP Corporation.

     10NN Contracts related to refinancing of debt:

     (a) First Deeds of Trust and Security Agreements dated October 28, 1992 between Bexley House, L.P. and First Commonwealth Realty Credit Corporation, a Virginia Corporation, securing Bexley House is incorporated by reference to Exhibit 10NN (a) to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992.

     (b) Second Deeds of Trust and Security Agreements dated October 28, 1992 between Bexley House, L.P. and First Commonwealth Realty Credit Corporation, a Virginia Corporation, securing Bexley House is incorporated by reference to Exhibit 10NN (b) to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992.

     (c) First Assignments of Leases and Rents dated October 28, 1992 between Bexley House, L.P. and First Commonwealth Realty Credit Corporation, a Virginia Corporation, securing Bexley House is incorporated by reference to Exhibit 10NN (c) to the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992.

     (d) Second Assignments of Leases and Rents dated October 28, 1992 between Bexley House, L.P. and First Commonwealth Realty Credit Corporation, a Virginia Corporation, securing Bexley House is incorporated by reference to Exhibit 10NN (d) to the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992.

     (e) First Deeds of Trust Notes dated October 28, 1992 between Bexley House, L.P. and First Commonwealth Realty Credit Corporation relating to Bexley House is incorporated by reference to Exhibit 10NN (e) to the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992.

     (f) Second Deeds of Trust Notes dated October 28, 1992 between Bexley House, L.P. and First Commonwealth Realty Credit Corporation relating to Bexley House is incorporated by reference to Exhibit 10NN (f) to the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992.

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

     (g) Multifamily Note dated November 1, 1996, between Davidson Income Real Estate, L.P. and Lehman Brothers Holdings, Inc. d/b/a Lehman Capital, a Division of Lehman Brothers Holdings, Inc.

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

     18 Independent Accountants' Preferability Letter for Change in Accounting Principle.

     27   Financial Data Schedule.

     99A Agreement of Limited Partnership for Davidson IRE GP Limited Partnership between Davidson Diversified Properties, Inc. and Davidson Income Real Estate, L.P. entered into on September 15, 1993 is incorporated by reference to Exhibit 99A to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1993.

     99B Agreement of Limited Partnership for Davidson IRE Associates, L.P. between Davidson IRE GP Limited Partnership and Davidson Income Real Estate, L.P. is incorporated by reference to Exhibit 99B to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1993.

     99C Agreement of Limited Partnership for Bexley House L.P. between Davidson Income GP Limited Partnership and Davidson Income Real Estate, L.P. entered into on October 13, 1993 is incorporated by reference to Exhibit 99C to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992.

                                                                      Exhibit 18

February 7, 2000


Mr. Patrick J. Foye
Executive Vice President
Davidson Diversified Properties, Inc.
Managing General Partner of Davidson Income Real Estate, L.P.
55 Beattie Place
P.O. Box 1089
Greenville, South Carolina 29602

Dear Mr. Foye:

Note L of Notes to the Consolidated Financial Statements of Davidson Income Real Estate, L.P. included in its Form 10-KSB for the year ended December 31, 1999 describes a change in the method of accounting to capitalize exterior painting and major landscaping, which would have been expensed under the old policy. You have advised us that you believe that the change is to a preferable method in your circumstances because it provides a better matching of expenses with the related benefit of the expenditures and is consistent with policies currently being used by your industry and conforms to the policies of the Managing General Partner.

There are no authoritative criteria for determining a preferable method based on the particular circumstances; however, we conclude that the change in the method of accounting for exterior painting and major landscaping is to an acceptable alternative method which, based on your business judgment to make this change for the reasons cited above, is preferable in your circumstances.

                                                               Very truly yours,
                                                            /s/Ernst & Young LLP