Form 10QSB
period 2000-03-31
DAVIDSON INCOME REAL ESTATE LP
filed 2000-05-12
CIK 768598

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

                   For the quarterly period ended March 31, 2000


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

ITEM 1.     FINANCIAL STATEMENTS

a)

                         DAVIDSON INCOME REAL ESTATE, L.P.

                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)

                          (in thousands, except unit data)

                                 March 31, 2000

Assets
   Cash and cash equivalents                                                $ 1,259
   Receivables and deposits                                                     188
   Restricted escrows                                                           175
   Other assets                                                                 265
   Investment in joint venture                                                   93
   Investment properties:
       Land                                                  $  4,120
       Buildings and related personal property                 21,713
                                                               25,833
       Less accumulated depreciation                          (12,278)       13,555
                                                                           $ 15,535

Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                                          $   99
   Tenant security deposit liabilities                                           80
   Accrued property taxes                                                       204
   Other liabilities                                                            123
   Mortgage notes payable                                                    11,747

Partners' (Deficit) Capital
   General partners                                           $  (673)
   Limited partners (26,776 units issued and
      outstanding)                                              3,955         3,282
                                                                           $ 15,535

            See Accompanying Notes to Consolidated Financial Statements

b)

                         DAVIDSON INCOME REAL ESTATE, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                          (in thousands, except unit data)


                                                               Three Months Ended
                                                                    March 31,
                                                               2000          1999
Revenues:
   Rental income                                              $1,207        $1,155
   Other income                                                   53            64
      Total revenues                                           1,260         1,219

Expenses:
   Operating                                                     462           481
   General and administrative                                     37            57
   Depreciation                                                  255           235
   Interest                                                      246           249
   Property taxes                                                 95           108
      Total expenses                                           1,095         1,130

Income before equity in income of joint venture                  165            89
Equity in income of joint venture                                 16            39

Net income                                                     $ 181         $ 128

Net income allocated to general partners (3%)                  $   5           $ 4
Net income allocated to limited partners (97%)                   176           124

                                                               $ 181         $ 128

Net income per limited partnership unit                       $ 6.57        $ 4.63

            See Accompanying Notes to Consolidated Financial Statements

c)

                         DAVIDSON INCOME REAL ESTATE, L.P.

          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)

                          (in thousands, except unit data)


                                     Limited
                                   Partnership   General     Limited
                                      Units      Partners    Partners       Total

Original capital contributions        26,776      $    1      $26,776      $26,777

Partners' (deficit) capital at
   December 31, 1999                  26,776      $ (678)     $ 3,779      $ 3,101

Net income for the three months
   ended March 31, 2000                   --           5          176          181

Partners' (deficit) capital
   at March 31, 2000                  26,776      $ (673)     $ 3,955      $ 3,282

            See Accompanying Notes to Consolidated Financial Statements

d)
                         DAVIDSON INCOME REAL ESTATE, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                          (in thousands, except unit data)

                                                                 Three Months Ended
                                                                       March 31,
                                                                  2000        1999
Cash flows from operating activities:
  Net income                                                     $  181       $ 128
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                                     255         235
   Amortization of discounts and loan costs                          21          20
   Equity in income of joint venture                                (16)        (39)
   Change in accounts:
      Receivables and deposits                                      172         226
      Other assets                                                  (35)        (49)
      Accounts payable                                              (44)        (18)
      Tenant security deposit liabilities                            (4)          3
      Accrued property taxes                                       (197)       (206)
      Other liabilities                                             (37)          5
       Net cash provided by operating activities                    296         305

Cash flows from investing activities:
  Property improvements and replacements                           (308)        (64)
  Net (deposits to) withdrawals from restricted escrows             (18)         15
  Distributions from joint venture                                   33          --
       Net cash used in investing activities                       (293)        (49)

Cash flows from financing activities:
  Payments on mortgage notes payable                                (39)        (35)
  Distributions to partners                                        (380)         --
       Net cash used in financing activities                       (419)        (35)

Net (decrease) increase in cash and cash equivalents               (416)        221

Cash and cash equivalents at beginning of period                  1,675         920
Cash and cash equivalents at end of period                       $1,259      $1,141

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $  225       $ 229

At December 31, 1999 and March 31, 2000, accounts payable and property improvements and replacements were adjusted by approximately $243,000 for non-cash activity.

            See Accompanying Notes to Consolidated Financial Statements

e)
                         DAVIDSON INCOME REAL ESTATE, L.P.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Davidson Income Real Estate, L.P. (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of
Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Diversified Properties, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

Principles of Consolidation

The consolidated financial statements of the Partnership include its 100% ownership interests in the following partnerships: Bexley House, L.P. and Davidson IRE Associates, L.P. All significant interpartnership balances have been eliminated.

Note B - Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the Managing General Partner. The Managing General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Note C - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with the Managing General Partner and/or its affiliates were incurred during the three months ended March 31, 2000 and 1999:

                                                                  2000      1999
                                                                  (in thousands)

 Property management fees (included in operating expenses)        $ 64      $ 62
 Reimbursement for services of affiliates (included in
   general and administrative expense)                              21        32

During the three months ended March 31, 2000 and 1999, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $64,000 and $62,000 for the three months ended March 31, 2000 and 1999, respectively.

An affiliate of the Managing General Partner received reimbursements of accountable administrative expenses amounting to approximately $21,000 and $32,000 for the three months ended March 31, 2000 and 1999, respectively.

On September 25, 1997, an affiliate of the Managing General Partner purchased Lehman Brothers' Class "D" subordinated bonds of SASCO, 1992-M1. These bonds are secured by 55 multi-family apartment mortgage loan pairs held in Trust, including Bexley House Apartments owned by the Partnership.

AIMCO and its affiliates currently own 9,843.50 limited partnership units in the Partnership representing approximately 36.76% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

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

Summary balance sheet information for the three months ended March 31, 2000, of the Sterling Crest Joint Venture is as follows (in thousands):

        Total assets                                           $ 7,611
        Total liabilities                                       (6,074)
        Total venture's equity                                 $ 1,537

Summary statements of operations information for the three months ended March 31, 2000 and 1999 of the Sterling Crest Joint Venture is as follows (in thousands):

                                             2000                1999

        Total revenues                      $ 608               $ 667
        Total expenses                       (505)               (445)
                                            $ 103               $ 222

The Partnership received distributions of approximately $33,000 from the joint venture during the three months ended March 31, 2000. The Partnership received no distributions from the joint venture during the three months ended March 31, 1999. For the three months ended March 31, 2000 and 1999, the Partnership recognized equity in the income of the joint venture of approximately $16,000 and $39,000, respectively.

Note E - Distributions

During the three months ended March 31, 2000, the Partnership paid a cash distribution from operations, which was declared and accrued at December 31, 1999, of approximately $380,000 of which approximately $368,000 ($13.74 per limited partnership unit) was paid to the limited partners. There were no distributions paid or declared during the three months ended March 31, 1999.

Note F - Segment Information

Description of the types of products and services from which the reportable segment derives its revenues:

The Partnership has one reportable segment: residential properties. The Partnership's residential property segment consists of four apartment complexes, one each in Georgia, North Carolina, Ohio and Texas. The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

Measurement of segment profit or loss:

The Partnership evaluates performance based on segment profit (loss) before depreciation. The accounting policies of the reportable segment are the same as those of the Partnership as described in Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1999.

Factors management used to identify the Partnership's reportable segment:

The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties are managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the three months ended March 31, 2000 and 1999, is shown in the following tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.

                 2000                   Residential     Other     Totals

Rental income                             $ 1,207       $  --    $ 1,207
Other income                                   45           8         53
Interest expense                              246          --        246
Depreciation                                  255          --        255
General and administrative expense             --          37         37
Equity in income of joint venture              --          16         16
Segment profit (loss)                         194         (13)       181
Total assets                               15,037         498     15,535
Capital expenditures for investment
  properties                                   65          --         65


                 1999                   Residential     Other     Totals

Rental income                            $ 1,155        $  --    $ 1,155
Other income                                  57            7         64
Interest expense                             249           --        249
Depreciation                                 235           --        235
General and administrative expense            --           57         57
Equity in income of joint venture             --           39         39
Segment profit (loss)                        139          (11)       128
Total assets                              14,665        1,041     15,706
Capital expenditures for investment
  properties                                  64           --         64

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

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2000 and 1999:

                                                  Average Occupancy

      Property                                     2000       1999

      Northsprings Apartments                       98%        97%
         Atlanta, Georgia
      Lakeside Apartments                           92%        94%
         Charlotte, North Carolina
      Bexley House Apartments                       92%        87%
         Columbus, Ohio
      Covington Pointe Apartments                   90%        93%
         Dallas, Texas

The Managing General Partner attributes the increase in occupancy at Bexley House to increased marketing efforts. The decrease in occupancy at Covington Pointe was due to a change in demographics in the area.

Results of Operations

The Partnership's net income for the three months ended March 31, 2000, was approximately $181,000 compared to approximately $128,000 for the corresponding period in 1999. The increase in net income for the three month period is primarily attributable to an increase in total revenues and a decrease in total expenses partially offset by a decrease in income from the joint venture. Total revenues increased as a result of an increase in rental income partially offset by a decrease in other income. Rental income increased primarily as a result of an increase in average rental rates at all the Partnership's investment properties except Covington Pointe Apartments and increased occupancy at Northsprings Apartments and Bexley House Apartments, which more than offset the decrease in occupancy at Lakeside Apartments and Covington Pointe Apartments. Other income decreased primarily due to a decrease in lease cancellation fees primarily at Covington Pointe Apartments.

The decrease in total expenses is primarily attributable to a decrease in operating, general and administrative and property tax expenses partially offset by an increase in depreciation expense. The decrease in operating expense is primarily due to a decrease in referral fees at Covington Pointe Apartments, maintenance salaries at Northsprings Apartments, and interior building improvements at all of the Partnership's investment properties. General and administrative expenses decreased due to a decrease in reimbursements to the Managing General Partner and a decrease in legal fees due to the settlement in 1999 of a lawsuit. Included in general and administrative expenses for the three months ended March 31, 2000 and 1999, are management reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with the investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included. Property tax expense decreased primarily due to a decrease at Covington Pointe Apartments due to a reduction in the assessed value of the property. Depreciation expense increased primarily at Covington Pointe Apartments due to a large increase in depreciable assets over the past year.

Partially offsetting the increase in overall net income for the three months ended March 31, 2000, was a decrease in equity in income of the joint venture property from approximately $39,000 at March 31, 1999, to approximately $16,000 at March 31, 2000. The Partnership owns a 17.5% interest in Sterling Crest Joint Venture (the "Joint Venture"). Equity in income from the joint venture decreased due primarily to reduced rental revenue and increased operating expenses of the joint venture. Rental revenues decreased due to reduced occupancy and increased concession costs at Brighton Crest. Operating expenses increased due to increased advertising, utility costs, and interior painting expenses.

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

Liquidity and Capital Resources

At March 31, 2000, the Partnership had cash and cash equivalents of approximately $1,259,000 compared to approximately $1,141,000 at March 31, 1999. The decrease in cash and cash equivalents for the three months ended March 31, 2000 from the Partnership's year ended December 31, 1999, was approximately $416,000. This decrease is due to approximately $419,000 of cash used in financing activities and approximately $293,000 of cash used by investing activities partially offset by approximately $296,000 of cash provided by operating activities. Cash used in financing activities consisted primarily of distributions paid to the partners and, to a lesser extent, payments of principal made on the mortgages encumbering the Partnership's investment properties. Cash used in investing activities consisted of property improvements and replacements and, to a lesser extent, net deposits to restricted escrows maintained by the mortgage lenders partially offset by distributions received from the Partnership's joint venture. The Partnership invests its working capital reserves in money market accounts.

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

Northsprings Apartments

Approximately $53,000 is budgeted for capital improvements for the year 2000 at Northsprings Apartments consisting primarily of carpet and vinyl replacement, wall covering replacement, and appliance replacements. During the three months ended March 31, 2000, the Partnership completed approximately $22,000 of budgeted capital improvements at Northsprings Apartments, consisting primarily of sewer replacements, plumbing upgrades, interior decorating, and floor covering replacements. These improvements were funded from operating cash flow.

Lakeside Apartments

Approximatley $60,000 is budgeted for capital improvements for the year 2000 at Lakeside Apartments consisting primarily of floor covering replacement, major landscaping, wall covering replacement, air conditioning unit replacements, appliance replacements, and other structural improvements. During the three months ended March 31, 2000, the Partnership completed approximately $22,000 of budgeted capital improvements at Lakeside Apartments, consisting primarily of floor covering replacements, drapes and mini blind replacements, structural upgrades and roof replacement. These improvements were funded primarily from replacement reserves.

Bexley House Apartments

Approximately $30,000 is budgeted for capital improvements for the year 2000 at Bexley House Apartments consisting primarily of carpet and vinyl replacement, heating upgrades, and appliance replacements. During the three months ended March 31, 2000, the Partnership completed approximately $14,000 of budgeted capital improvements at Bexley House, consisting primarily of carpet and vinyl replacement, appliance replacements, electrical upgrades, plumbing upgrades, equipment and heating system replacements. These improvements were funded from operating cash flow.

Covington Pointe Apartments

Approximately $97,000 is budgeted for capital improvements for the year 2000 at Covington Pointe Apartments consisting primarily of carpet and vinyl replacement, interior decoration, air conditioning unit replacements, and appliance replacements. During the three months ended March 31, 2000, the Partnership completed approximately $7,000 of budgeted capital improvements at Covington Pointe Apartments, consisting primarily of pool upgrades, carpet and vinyl replacement, appliance replacement and plumbing fixture replacements. These improvements were funded primarily from operating cash flow.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $11,747,000, net of discounts, is amortized over varying periods with balloon payments of approximately $1,097,000 due November 2002 and approximately $10,181,000 due October and November 2003. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

During the three  months  ended  March 31,  2000,  the  Partnership  paid a cash distribution from operations, which was declared and accrued at December 31, 1999, of approximately $380,000 of which approximately $368,000 ($13.74 per limited partnership unit) was paid to the limited partners. There were no distributions paid or declared during the three months ended March 31, 1999. The Partnership's distribution policy is reviewed on a quarterly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit further distributions to its partners during the remainder of 2000 or subsequent periods.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Part 1 - Financial Information, Item 1. Financial Statements, Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2000.

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