Form 10QSB
period 2000-06-30
DAVIDSON INCOME REAL ESTATE LP
filed 2000-08-09
CIK 768598

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

                    For the quarterly period ended June 30, 2000


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

ITEM 1.     FINANCIAL STATEMENTS

a)

                         DAVIDSON INCOME REAL ESTATE, L.P.

                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)

                          (in thousands, except unit data)

                                  June 30, 2000

Assets

   Cash and cash equivalents                                                 $  658
   Receivables and deposits                                                     200
   Restricted escrows                                                           235
   Other assets                                                                 229
   Investment in joint venture                                                   67
   Investment properties:
       Land                                                  $  4,120
       Buildings and related personal property                 21,840
                                                               25,960
       Less accumulated depreciation                          (12,521)       13,439
                                                                           $ 14,828

Liabilities and Partners' (Deficit) Capital
Liabilities

   Accounts payable                                                          $  115
   Tenant security deposit liabilities                                           81
   Accrued property taxes                                                       246
   Other liabilities                                                            141
   Mortgage notes payable                                                    11,714
   Distribution payable                                                         169

Partners' (Deficit) Capital

   General partners                                           $  (700)
   Limited partners (26,776 units issued and
      outstanding)                                              3,062         2,362
                                                                           $ 14,828

            See Accompanying Notes to Consolidated Financial Statements

b)

                         DAVIDSON INCOME REAL ESTATE, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                          (in thousands, except unit data)


                                       Three Months Ended        Six Months Ended
                                            June 30,                 June 30,
                                       2000          1999        2000        1999
Revenues:
  Rental income                       $ 1,199      $ 1,194      $ 2,406     $ 2,349
  Other income                             72           51          125         115
     Total revenues                     1,271        1,245        2,531       2,464

Expenses:
  Operating                               448          453          910         934
  General and administrative               67           41          104          98
  Depreciation                            243          220          498         455
  Interest                                246          248          492         497
  Property taxes                           96          109          191         217
     Total expenses                     1,100        1,071        2,195       2,201

Income before equity in income
  of joint venture                        171          174          336         263
Equity in income of joint venture          24           17           40          56

Net income                             $  195        $ 191        $ 376       $ 319

Net income allocated to
  general partners (3%)                 $   6          $ 6         $ 11        $ 10
Net income allocated to
  limited partners (97%)                  189          185          365         309
                                       $  195        $ 191        $ 376       $ 319
Net income per limited
  partnership unit                    $  7.06       $ 6.91      $ 13.63     $ 11.54

Distributions per limited
  partnership unit                    $ 40.41       $ 4.52      $ 40.41     $  4.52

            See Accompanying Notes to Consolidated Financial Statements

c)

                         DAVIDSON INCOME REAL ESTATE, L.P.

          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)

                          (in thousands, except unit data)



                                     Limited
                                   Partnership   General      Limited
                                      Units      Partners    Partners       Total

Original capital contributions        26,776       $   1      $26,776      $26,777

Partners' (deficit) capital at
   December 31, 1999                  26,776      $ (678)     $ 3,779      $ 3,101

Distributions paid to partners            --         (33)      (1,082)      (1,115)

Net income for the six months
   ended June 30, 2000                    --          11          365          376

Partners' (deficit) capital
   at June 30, 2000                   26,776      $ (700)     $ 3,062      $ 2,362

            See Accompanying Notes to Consolidated Financial Statements

d)

                         DAVIDSON INCOME REAL ESTATE, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                          (in thousands, except unit data)


                                                                  Six Months Ended
                                                                       June 30,

                                                                  2000         1999
Cash flows from operating activities:

  Net income                                                     $  376       $  319
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                                     498          455
   Amortization of discounts and loan costs                          40           39
   Equity in income of joint venture                                (40)         (56)
   Change in accounts:
      Receivables and deposits                                      160          153
      Other assets                                                  (13)         (44)
      Accounts payable                                              (28)          16
      Tenant security deposit liabilities                            (3)           7
      Accrued property taxes                                       (155)        (148)
      Other liabilities                                             (19)         (21)
       Net cash provided by operating activities                    816          720

Cash flows from investing activities:

  Property improvements and replacements                           (435)        (239)
  Net (deposits to) withdrawals from restricted escrows             (78)          52
  Distributions from joint venture                                   83           79
       Net cash used in investing activities                       (430)        (108)

Cash flows from financing activities:

  Payments on mortgage notes payable                                (77)         (71)
  Distributions to partners                                      (1,326)        (125)
       Net cash used in financing activities                     (1,403)        (196)

Net (decrease) increase in cash and cash equivalents             (1,017)         416

Cash and cash equivalents at beginning of period                  1,675          920
Cash and cash equivalents at end of period                       $  658      $ 1,336

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $  451       $ 458


At December 31, 1999, approximately $243,000 of property improvements and replacements were included in accounts payable.

Distributions to partners of approximately $380,000 were accrued at December 31, 1999 and paid in January 2000.

Distributions to partners of approximately $169,000 were accrued at June 30, 2000 and were paid in July 2000.

            See Accompanying Notes to Consolidated Financial Statements

e)
                         DAVIDSON INCOME REAL ESTATE, L.P.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Davidson Income Real Estate, L.P. (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of
Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Diversified Properties, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000 and 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

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

Note C - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with the Managing General Partner and/or its affiliates were incurred during the six months ended June 30, 2000 and 1999:

                                                                  2000      1999
                                                                  (in thousands)

 Property management fees (included in operating expenses)        $127      $124
 Reimbursement for services of affiliates (included in
   general and administrative and operating expenses)               50        43

During the six months ended June 30, 2000 and 1999, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $127,000 and $124,000 for the six months ended June 30, 2000 and 1999, respectively.

An affiliate of the Managing General Partner received reimbursements of accountable administrative expenses amounting to approximately $50,000 and $43,000 for the six months ended June 30, 2000 and 1999, respectively.

On September 25, 1997, an affiliate of the Managing General Partner purchased Lehman Brothers' Class "D" subordinated bonds of SASCO, 1992-M1. These bonds are secured by 55 multi-family apartment mortgage loan pairs held in Trust, including Bexley House Apartments owned by the Partnership.

AIMCO and its affiliates currently own 9,930.50 limited partnership units in the Partnership representing approximately 37.09% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. In this regard, on July 24, 2000, an affiliate of AIMCO commenced a tender offer to purchase any and all of the remaining partnership interests for a purchase price of $409.00. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

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

Summary balance sheet information for the six months ended June 30, 2000, of the Sterling Crest Joint Venture is as follows (in thousands):

        Total assets                                           $ 7,497
        Total liabilities                                       (6,131)
        Total venture's equity                                 $ 1,366


Summary statements of operations information for the six months ended June 30, 2000 and 1999 of the Sterling Crest Joint Venture is as follows (in thousands):

                                            2000                 1999

        Total revenues                     $ 1,255             $ 1,305
        Total expenses                      (1,027)             (1,000)
                                           $   228             $   305

The Partnership received distributions of approximately $83,000 and $79,000 from the joint venture during the six months ended June 30, 2000 and 1999, respectively. For the six months ended June 30, 2000 and 1999, the Partnership recognized equity in the income of the joint venture of approximately $40,000 and $56,000, respectively.

The Partnership received distributions of approximately $50,000 and $79,000 from the joint venture during the three months ended June 30, 2000 and 1999, respectively. For the three months ended June 30, 2000 and 1999, the Partnership recognized equity in the income of the joint venture of approximately $24,000 and $17,000, respectively.

Note E - Distributions

The Partnership paid a cash distribution from operations, which was declared and accrued at December 31, 1999, of approximately $380,000 of which approximately $369,000 ($13.78 per limited partnership unit) was paid to the limited partners. In May 2000, the Partnership declared and paid a distribution of approximately $840,000 (approximately $815,000 to the limited partners or $30.44 per limited partnership unit) from operations. In June 2000, the Partnership declared a distribution of approximately $275,000 (approximately $267,000 to the limited partners or $9.97 per limited partnership unit) from operations. Approximately $106,000 of this distribution was paid to affiliates of the Managing General Partner. The remaining $169,000 was paid subsequent to June 30, 2000.

During  the  six  months  ended  June  30,1999,   the  Partnership   distributed
approximately $125,000 of which approximately $121,000 (approximately $4.52 per limited partnership unit) was paid to the limited partners from operations.

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

Segment information for the three and six month periods ended June 30, 2000 and 1999, is shown in the following tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.

   Three Months Ended June 30, 2000     Residential    Other      Totals

Rental income                             $ 1,199       $  --     $ 1,199
Other income                                   68           4          72
Interest expense                              246          --         246
Depreciation                                  243          --         243
General and administrative expense             --          67          67
Equity in income of joint venture              --          24          24
Segment profit (loss)                         234         (39)        195


    Six Months Ended June 30, 2000      Residential    Other      Totals

Rental income                             $ 2,406       $  --     $ 2,406
Other income                                  113          12         125
Interest expense                              492          --         492
Depreciation                                  498          --         498
General and administrative expense             --         104         104
Equity in income of joint venture              --          40          40
Segment profit (loss)                         428         (52)        376
Total assets                               14,452         376      14,828
Capital expenditures for investment
  properties                                  192          --         192


    Three Months Ended June 30, 1999     Residential     Other      Totals

Rental income                             $ 1,194       $   --    $ 1,194
Other income                                   45            6         51
Interest expense                              248           --        248
Depreciation                                  220           --        220
General and administrative expense             --           41         41
Equity in income of joint venture              --           17         17
Segment profit (loss)                         209          (18)       191

    Six Months Ended June 30, 1999      Residential     Other      Totals

Rental income                             $ 2,349       $   --    $ 2,349
Other income                                  102           13        115
Interest expense                              497           --        497
Depreciation                                  455           --        455
General and administrative expense             --           98         98
Equity in income of joint venture              --           56         56
Segment profit (loss)                         348          (29)       319
Total assets                               14,933          879     15,812
Capital expenditures for investment
  properties                                  239           --        239

Note G - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; the management of partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court will entertain applications for lead counsel which must be filed by August 4, 2000. The Court has scheduled a hearing on August 21, 2000 to address the issue of appointing lead counsel. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2000 and 1999:

                                                  Average Occupancy

      Property                                     2000       1999

      Northsprings Apartments                       96%        97%
         Atlanta, Georgia
      Lakeside Apartments                           92%        94%
         Charlotte, North Carolina
      Bexley House Apartments                       95%        91%
         Columbus, Ohio
      Covington Pointe Apartments                   90%        93%
         Dallas, Texas

The Managing General Partner attributes the increase in occupancy at Bexley House to increased marketing efforts. The decrease in occupancy at Covington Pointe was due to a change in demographics in the area.

Results of Operations

The Partnership's net income for the six months ended June 30, 2000, was approximately $376,000 compared to approximately $319,000 for the corresponding period in 1999. The Partnership's net income for the three month period ended June 30, 2000 was approximately $195,000 compared to approximately $191,000 for the corresponding period in 1999. The increase in net income for the six month period ended June 30, 2000 is primarily attributable to an increase in total revenues and a decrease in total expenses partially offset by a decrease in the equity in income of the joint venture. The increase in net income for the three month period ending June 30, 2000 is primarily attributable to an increase in total revenues and the equity in income of the joint venture partially offset by increased total expenses. Total revenues for both the three and six month periods increased as a result of increases in rental and other income. Rental income increased primarily as a result of an increase in average rental rates at all the Partnership's investment properties and increased occupancy at Bexley House Apartments, which more than offset the decrease in occupancy at all of the other properties. Other income increased for both the three and six month periods primarily due to an increase in interest income due to higher average cash balances in interest bearing accounts and an increase in late charges and cable television income at Covington Point Apartments and ancillary telephone income at Bexley House, Northsprings, and Lakeside Apartments. This was partially offset by a decrease in lease cancellation fees primarily at Covington Pointe Apartments.

The decrease in total expenses for the six month period ended June 30, 2000 is primarily attributable to decreases in operating and property tax expenses partially offset by increases in depreciation and general and administrative expenses. Total expenses increased for the three month period ended June 30, 2000 primarily due to increased depreciation and general and administrative expenses. Operating expenses decreased primarily due to decreased maintenance expense at all properties, with the exception of Covington Pointe, and decreased salary expense at Northsprings, in addition to decreased referral fees at all the properties. Partially offsetting these decreases are increased salary expenses at Covington Pointe and increased sewer expenses at Northsprings.
Property tax expenses decreased primarily for both the three and six month periods due to a decrease at Covington Pointe Apartments due to the timing of the receipt of the tax bill which affected the amount of the property tax accrual. Depreciation expense for both the three and six month periods increased due to an increase in depreciable assets over the past year.

General and administrative expenses increased for both the three and six month periods due to an increase in professional fees and an increase in general partner reimbursements partially offset by a decrease in legal fees associated with the settlement of the Everest Lawsuit settled during 1999. Included in general and administrative expenses for the six months ended June 30, 2000 and 1999, are management reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition costs associated with the quarterly and annual communications with the investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

Partially offsetting the increase in overall net income for the six months ended June 30, 2000, was a decrease in equity in income of the joint venture property from approximately $56,000 at June 30, 1999, to approximately $40,000 at June 30, 2000. The Partnership owns a 17.5% interest in Sterling Crest Joint Venture (the "Joint Venture"). Equity in income from the joint venture decreased primarily due to reduced rental revenue and increased operating expenses of the joint venture property. Rental revenues decreased due to reduced occupancy and increased concession costs at Brighton Crest. Operating expenses increased due to increased advertising and utility costs.

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

Liquidity and Capital Resources

At June 30, 2000, the Partnership had cash and cash equivalents of approximately $658,000 compared to approximately $1,336,000 at June 30, 1999. The decrease in cash and cash equivalents for the six months ended June 30, 2000 from the Partnership's year ended December 31, 1999, was approximately $1,017,000. This decrease is due to approximately $1,403,000 of cash used in financing activities and approximately $430,000 of cash used by investing activities partially offset by approximately $816,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions paid to the partners and, to a lesser extent, payments of principal made on the mortgages encumbering the Partnership's investment properties. Cash used in investing activities consisted primarily of property improvements and replacements and, to a lesser extent, net deposits to restricted escrows maintained by the mortgage lenders partially offset by distributions received from the Partnership's joint venture. The Partnership invests its working capital reserves in money market accounts.

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

Northsprings Apartments

Approximately $53,000 is budgeted for capital improvements for the year 2000 at Northsprings Apartments consisting primarily of carpet and vinyl replacement, wall covering replacement, and appliance replacements. During the six months ended June 30, 2000, the Partnership completed approximately $27,000 of capital improvements at Northsprings Apartments, consisting primarily of sewer replacements, appliance and floor covering replacements, plumbing upgrades, and interior decorating. These improvements were funded from operating cash flow.

Lakeside Apartments

Approximately $60,000 is budgeted for capital improvements for the year 2000 at Lakeside Apartments consisting primarily of floor covering replacement, major landscaping, wall covering replacement, air conditioning unit replacements, appliance replacements, and other structural improvements. During the six months ended June 30, 2000, the Partnership completed approximately $86,000 of budgeted and unbudgeted capital improvements at Lakeside Apartments, consisting primarily of sewer replacements, carpet and vinyl replacements, office equipment, and structural and building upgrades. These improvements were funded from replacement reserves and operating cash flow.

Bexley House Apartments

Approximately $38,000 is budgeted for capital improvements for the year 2000 at Bexley House Apartments consisting primarily of carpet and vinyl replacement, heating upgrades, and appliance replacements. During the six months ended June 30, 2000, the Partnership completed approximately $41,000 of budgeted and unbudgeted capital improvements at Bexley House, consisting primarily of heating system replacements, appliance and floor covering replacement, air conditioning replacements, and cabinet replacements. These improvements were funded from operating cash flow.

Covington Pointe Apartments

Approximately $97,000 is budgeted for capital improvements for the year 2000 at Covington Pointe Apartments consisting primarily of carpet and vinyl replacement, interior decoration, air conditioning unit replacements, and appliance replacements. During the six months ended June 30, 2000, the Partnership completed approximately $38,000 of budgeted capital improvements at Covington Pointe Apartments, consisting primarily of pool upgrades, carpet and vinyl replacement, appliance replacement and plumbing fixture replacements. These improvements were funded primarily from operating cash flow.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $11,714,000, net of discounts, is amortized over varying periods with balloon payments of approximately $1,097,000 due November 2002 and approximately $10,181,000 due October and November 2003. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

The Partnership paid a cash distribution from operations, which was declared and accrued at December 31, 1999, of approximately $380,000 of which approximately $369,000 ($13.78 per limited partnership unit) was paid to the limited partners. In May 2000, the Partnership declared and paid a distribution of approximately $840,000 (approximately $815,000 to the limited partners or $30.44 per limited partnership unit) from operations. In June 2000, the Partnership declared a distribution of approximately $275,000 (approximately $267,000 to the limited partners or $9.97 per limited partnership unit) from operations. Approximately $106,000 of this distribution was paid to affiliates of the Managing General Partner. The remaining $169,000 was paid subsequent to June 30, 2000. During the six months ended June 30,1999, the Partnership distributed approximately $125,000 of which approximately $121,000 (approximately $4.52 per limited partnership unit) was paid to the limited partners from operations. The Partnership's distribution policy is reviewed on a quarterly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit further distributions to its partners during the remainder of 2000 or subsequent periods.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; the management of partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court will entertain applications for lead counsel which must be filed by August 4, 2000. The Court has scheduled a hearing on August 21, 2000 to address the issue of appointing lead counsel. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended June 30, 2000.

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