Form 10QSB
period 2000-09-30
DAVIDSON INCOME REAL ESTATE LP
filed 2000-11-13
CIK 768598

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

                 For the quarterly period ended September 30, 2000


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

ITEM 1.     FINANCIAL STATEMENTS

a)

                         DAVIDSON INCOME REAL ESTATE, L.P.

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                          (in thousands, except unit data)

                               September 30, 2000



Assets
   Cash and cash equivalents                                                 $  705
   Receivables and deposits                                                     197
   Restricted escrows                                                           195
   Other assets                                                                 246
   Investment in joint venture                                                   91
   Investment properties:
       Land                                                  $  4,120
       Buildings and related personal property                 22,008
                                                               26,128
       Less accumulated depreciation                          (12,785)       13,343
                                                                           $ 14,777
Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                                          $  124
   Tenant security deposit liabilities                                           76
   Accrued property taxes                                                       275
   Other liabilities                                                            190
   Mortgage notes payable                                                    11,683

Partners' (Deficit) Capital
   General partners                                           $ (698)
   Limited partners (26,776 units issued and
      outstanding)                                              3,127         2,429
                                                                           $ 14,777


            See Accompanying Notes to Consolidated Financial Statements

b)

                         DAVIDSON INCOME REAL ESTATE, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)


                                       Three Months Ended        Nine Months Ended
                                         September 30,             September 30,
                                       2000          1999        2000        1999
Revenues:
  Rental income                       $ 1,198      $ 1,169      $ 3,604     $ 3,518
  Other income                             61           60          186         175
     Total revenues                     1,259        1,229        3,790       3,693

Expenses:
  Operating                               523          494        1,433       1,428
  General and administrative               87           77          191         175
  Depreciation                            264          233          762         688
  Interest                                244          248          736         745
  Property taxes                           98          121          289         338
     Total expenses                     1,216        1,173        3,411       3,374

Income before equity in income
  of joint venture                         43           56          379         319
Equity in income of joint venture          24           12           64          68

Net income                             $   67         $ 68        $ 443       $ 387

Net income allocated to
  general partners (3%)                 $   2          $ 2         $ 13        $ 12
Net income allocated to
  limited partners (97%)                   65           66          430         375
                                       $   67         $ 68        $ 443       $ 387
Net income per limited
  partnership unit                     $ 2.43       $ 2.47      $ 16.06     $ 14.01

Distributions per limited
  partnership unit                     $   --       $ 5.43      $ 40.41      $ 9.97

            See Accompanying Notes to Consolidated Financial Statements

c)

                         DAVIDSON INCOME REAL ESTATE, L.P.

          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)
                          (in thousands, except unit data)



                                     Limited
                                   Partnership   General      Limited
                                      Units      Partners    Partners       Total

Original capital contributions        26,776       $   1      $26,776      $26,777

Partners' (deficit) capital at
   December 31, 1999                  26,776      $ (678)     $ 3,779      $ 3,101

Distributions paid to partners            --         (33)      (1,082)      (1,115)

Net income for the nine months
   ended September 30, 2000               --          13          430          443

Partners' (deficit) capital
   at September 30, 2000              26,776      $ (698)     $ 3,127      $ 2,429


            See Accompanying Notes to Consolidated Financial Statements

d)

                         DAVIDSON INCOME REAL ESTATE, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                          (in thousands, except unit data)

                                                                 Nine Months Ended
                                                                   September 30,
                                                                  2000        1999
Cash flows from operating activities:
  Net income                                                     $  443        $ 387
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                                     762          688
   Amortization of discounts and loan costs                          58           59
   Equity in income of joint venture                                (64)         (68)
   Change in accounts:
      Receivables and deposits                                      163           79
      Other assets                                                  (40)         (48)
      Accounts payable                                              (19)         128
      Tenant security deposit liabilities                            (8)           6
      Accrued property taxes                                       (126)         (28)
      Other liabilities                                              30           --
       Net cash provided by operating activities                  1,199        1,203

Cash flows from investing activities:
  Property improvements and replacements                           (603)        (649)
  Net (deposits to) withdrawals from restricted escrows             (38)         105
  Distributions from joint venture                                   83          177
       Net cash used in investing activities                       (558)        (367)

Cash flows from financing activities:
  Payments on mortgage notes payable                               (116)        (107)
  Distributions to partners                                      (1,495)        (275)
       Net cash used in financing activities                     (1,611)        (382)

Net (decrease) increase in cash and cash equivalents               (970)         454

Cash and cash equivalents at beginning of period                  1,675          920
Cash and cash equivalents at end of period                       $  705      $ 1,374

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $  677        $ 686

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

            See Accompanying Notes to Consolidated Financial Statements

e)

                         DAVIDSON INCOME REAL ESTATE, L.P.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Davidson Income Real Estate, L.P. (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of
Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Diversified Properties, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000 and 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

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

Note C - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with the Managing General Partner and/or its affiliates were incurred during the nine months ended September 30, 2000 and 1999:

                                                                  2000      1999
                                                                  (in thousands)

 Property management fees (included in operating expenses)        $191      $187
 Reimbursement for services of affiliates (included in
   general and administrative and operating expenses and
   investment properties)                                          113        82

During the nine months ended September 30, 2000 and 1999, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $191,000 and $187,000 for the nine months ended September 30, 2000 and 1999, respectively.

An affiliate of the Managing General Partner received reimbursements of accountable administrative expenses amounting to approximately $113,000 and $82,000 for the nine months ended September 30, 2000 and 1999, respectively.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 10,849 limited partnership units in the Partnership representing approximately 40.52% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. In this regard, on July 24, 2000, an affiliate of AIMCO commenced a tender offer to purchase any and all of the remaining partnership interests for a purchase price of $409.00 per limited partnership unit. When the tender offer expired on September 28, 2000, the affiliate had acquired 915.5 limited partnership units. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 40.52% of the outstanding units, AIMCO is in a position to significantly influence all voting decisions with respect to the Partnership. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Note D - Investment in Joint Venture

The Partnership owns a 17.5% interest in the Sterling Crest Joint Venture with Davidson Growth Plus, L.P., an affiliated partnership of which Davidson Diversified Properties, Inc., is also the managing general partner, which owns the remaining 82.5% of the joint venture. In connection with the joint venture's purchase of Phase I of Brighton Crest Apartments on September 30, 1987, the Partnership invested approximately $2,727,000 in the joint venture. The joint venture purchased Phase II of Brighton Crest Apartments on December 15, 1987.

Summary balance sheet information for the nine months ended September 30, 2000, of the Sterling Crest Joint Venture is as follows (in thousands):


             Total assets                              $ 7,570
             Total liabilities                          (6,098)
             Total venture's equity                    $ 1,472

Summary statements of operations information for the nine months ended September 30, 2000 and 1999 of the Sterling Crest Joint Venture is as follows (in thousands):

                                             2000                1999
        Total revenues                     $ 1,928             $ 1,939
        Total expenses                      (1,560)             (1,544)
                                           $   368             $   395

The Partnership received distributions of approximately $83,000 and $177,000 from the joint venture during the nine months ended September 30, 2000 and 1999, respectively. For the nine months ended September 30, 2000 and 1999, the Partnership recognized equity in the income of the joint venture of approximately $64,000 and $68,000, respectively.

The Partnership received distributions of approximately $98,000 from the joint venture during the three months ended September 30, 1999. No distributions were received from the joint venture during the three months ended September 30, 2000. For the three months ended September 30, 2000 and 1999, the Partnership recognized equity in the income of the joint venture of approximately $24,000 and $12,000, respectively.

Note E - Distributions

The Partnership paid a cash distribution from operations, which was declared and accrued at December 31, 1999, of approximately $380,000 of which approximately $369,000 ($13.78 per limited partnership unit) was paid to the limited partners. During the nine months ended September 30, 2000, the Partnership declared and paid distributions of approximately $1,115,000 (approximately $1,082,000 to the limited partners or $40.41 per limited partnership unit) from operations.

Subsequent to September 30, 2000, a cash distribution was declared and paid from operations of approximately $254,000 of which approximately 247,000 ($9.22 per limited partnership unit) was paid to the limited partners.

During the nine months ended September 30, 1999, the Partnership distributed approximately $275,000 of which approximately $267,000 (approximately $9.97 per limited partnership unit) was paid to the limited partners from operations.

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

Segment information for the three and nine month periods ended September 30, 2000 and 1999, is shown in the following tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.


  Three Months Ended September 30, 2000     Residential    Other      Totals

Rental income                                 $ 1,198       $ --      $ 1,198
Other income                                       59           2          61
Interest expense                                  244          --         244
Depreciation                                      264          --         264
General and administrative expense                 --          87          87
Equity in income of joint venture                  --          24          24
Segment profit (loss)                             128         (61)         67


  Nine Months Ended September 30, 2000     Residential     Other      Totals

Rental income                                $ 3,604        $ --      $ 3,604
Other income                                     172           14         186
Interest expense                                 736           --         736
Depreciation                                     762           --         762
General and administrative expense                --          191         191
Equity in income of joint venture                 --           64          64
Segment profit (loss)                            556         (113)        443
Total assets                                  14,573          204      14,777
Capital expenditures for investment
  properties                                     360           --         360


  Three Months Ended September 30, 1999    Residential     Other      Totals

Rental income                                $ 1,169       $  --     $ 1,169
Other income                                      57            3         60
Interest expense                                 248           --        248
Depreciation                                     233           --        233
General and administrative expense                --           77         77
Equity in income of joint venture                 --           12         12
Segment profit (loss)                            130          (62)        68


  Nine Months Ended September 30, 1999    Residential     Other      Totals

Rental income                                $ 3,518       $  --     $ 3,518
Other income                                     159           16        175
Interest expense                                 745           --        745
Depreciation                                     688           --        688
General and administrative expense                --          175        175
Equity in income of joint venture                 --           68         68
Segment profit (loss)                            478          (91)       387
Total assets                                  15,252          699     15,951
Capital expenditures for investment
  Properties                                     649           --        649

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court is considering applications for lead counsel and has currently scheduled a hearing on the matter for November 20, 2000. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2000 and 1999:

                                                  Average Occupancy
      Property                                     2000       1999

      Northsprings Apartments                       96%        96%
         Atlanta, Georgia
      Lakeside Apartments                           92%        94%
         Charlotte, North Carolina
      Bexley House Apartments                       95%        92%
         Columbus, Ohio
      Covington Pointe Apartments                   91%        93%
         Dallas, Texas

The Managing General Partner attributes the increase in occupancy at Bexley House to increased marketing efforts.

Results of Operations

The Partnership's net income for the nine months ended September 30, 2000, was approximately $443,000 compared to approximately $387,000 for the corresponding period in 1999. The Partnership's net income for the three month period ended September 30, 2000 was approximately $67,000 compared to approximately $68,000 for the corresponding period in 1999. The increase in net income for the nine month period ended September 30, 2000 is primarily attributable to an increase in total revenues partially offset by an increase in total expenses and a decrease in the equity in income of the joint venture. The decrease in net income for the three month period ending September 30, 2000 is primarily attributable to an increase in total expense partially offset by an increase in total revenues and the equity in income of the joint venture. Total revenues for both the three and nine month periods increased as a result of increases in rental and other income. Rental income increased primarily as a result of an increase in average rental rates at all the Partnership's investment properties and increased occupancy at Bexley House Apartments, which more than offset the decrease in occupancy at Lakeside Apartments and Covington Pointe Apartments. Other income increased primarily due to an increase in interest income due to higher average cash balances in interest bearing accounts.

The increase in total expenses for the nine month period ended September 30, 2000 is primarily attributable to increases in depreciation and general and administrative expenses partially offset by a decrease in property tax expense. Total expenses increased for the three month period ended September 30, 2000 primarily due to increased operating, depreciation, and general and administrative expenses partially offset by a decrease in property tax expense. Operating expenses increased for the three month period primarily due to an increase in property manager salaries at Northsprings Apartments, employee apartment costs and commissions and bonuses at Covington Pointe Apartments, and periodical advertising at Bexley House Apartments and Northsprings Apartments. Property tax expense decreased for both the three and nine month periods primarily due to the timing of the receipt of the Covington Pointe Apartments tax bills which affected the accrual at September 30, 2000 and 1999. Depreciation expense for both the three and nine month periods increased due to an increase in depreciable assets over the past year.

General and administrative expenses increased for both the three and nine month periods due to an increase in the cost of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement partially offset by a decrease in legal fees associated with the settlement of the Everest Lawsuit settled during 1999. In addition, costs associated with the quarterly and annual communications with the investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expense.

Partially offsetting the decrease in overall net income for the three months ended September 30, 2000, was an increase in equity in income of the joint venture property from approximately $12,000 at September 30, 1999, to approximately $24,000 at September 30, 2000. The Partnership owns a 17.5% interest in Sterling Crest Joint Venture (the "Joint Venture"). Equity in income from the joint venture increased primarily due to an increase in the average rental rates at the investment property and a decrease in maintenance and repairs expense.

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

Liquidity and Capital Resources

At September 30, 2000, the Partnership had cash and cash equivalents of approximately $705,000 compared to approximately $1,374,000 at September 30, 1999. The decrease in cash and cash equivalents for the nine months ended September 30, 2000 from the Partnership's year ended December 31, 1999, was approximately $970,000. This decrease is due to approximately $1,611,000 of cash used in financing activities and approximately $558,000 of cash used by investing activities partially offset by approximately $1,199,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions paid to the partners and, to a lesser extent, payments of principal made on the mortgages encumbering the Partnership's investment properties. Cash used in investing activities consisted of property improvements and replacements and, to a lesser extent, net deposits to restricted escrows maintained by the mortgage lenders partially offset by distributions received from the Partnership's joint venture. The Partnership invests its working capital reserves in money market accounts.

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

Northsprings Apartments

Approximately $53,000 is budgeted for capital improvements for the year 2000 at Northsprings Apartments consisting primarily of carpet and vinyl replacement, wall covering replacement, and appliance replacements. During the nine months ended September 30, 2000, the Partnership completed approximately $55,000 of budgeted and unbudgeted capital improvements at Northsprings Apartments, consisting primarily of sewer replacements, appliance and floor covering replacements, and water heater and air conditioning replacements. These improvements were funded from operating cash flow.

Lakeside Apartments

Approximately $60,000 is budgeted for capital improvements for the year 2000 at Lakeside Apartments consisting primarily of floor covering replacement, major landscaping, wall covering replacement, air conditioning unit replacements, appliance replacements, and other structural improvements. During the nine months ended September 30, 2000, the Partnership completed approximately $128,000 of budgeted and unbudgeted capital improvements at Lakeside Apartments, consisting primarily of appliance replacements, carpet and vinyl replacements, and structural and building upgrades. These improvements were funded from replacement reserves and operating cash flow.

Bexley House Apartments

Approximately $52,000 is budgeted for capital improvements for the year 2000 at Bexley House Apartments consisting primarily of carpet and vinyl replacement, heating upgrades, and light fixture and plumbing replacements. During the nine months ended September 30, 2000, the Partnership completed approximately $51,000 of budgeted and unbudgeted capital improvements at Bexley House Apartments, consisting primarily of heating system replacements, appliance and floor covering replacement, air conditioning replacements, electrical improvements, and cabinet replacements. These improvements were funded from operating cash flow.

Covington Pointe Apartments

Approximately $154,000 is budgeted for capital improvements for the year 2000 at Covington Pointe Apartments consisting primarily of carpet and vinyl replacement, interior decoration, air conditioning unit replacements, plumbing replacement, and appliance replacements. During the nine months ended September 30, 2000, the Partnership completed approximately $126,000 of capital improvements at Covington Pointe Apartments, consisting primarily of air conditioning replacements, carpet and vinyl replacement, appliance replacement and plumbing fixture replacements. These improvements were funded primarily from operating cash flow.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $11,683,000, net of discounts, is amortized over varying periods with balloon payments of approximately $1,097,000 due November 2002 and approximately $10,181,000 due October and November 2003. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

The Partnership paid a cash distribution from operations, which was declared and accrued at December 31, 1999, of approximately $380,000 of which approximately $369,000 ($13.78 per limited partnership unit) was paid to the limited partners. During the nine months ended September 30, 2000, the Partnership declared and paid distributions of approximately $1,115,000 (approximately $1,082,000 to the limited partners or $40.41 per limited partnership unit) from operations. Subsequent to September 30, 2000, a cash distribution was declared and paid from operations of approximately $254,000 of which approximately 247,000 ($9.22 per limited partnership unit) was paid to the limited partners. During the nine months ended September 30, 1999, the Partnership distributed approximately $275,000 of which approximately $267,000 (approximately $9.97 per limited partnership unit) was paid to the limited partners from operations. The Partnership's distribution policy is reviewed on a quarterly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. Distributions may be restricted by the requirement to deposit net operating income (as defined in the mortgage note) into a reserve account until the reserve account is funded for each respective property as follows: a minimum of $400 and a maximum of $1,000 per apartment unit at Bexley House Apartments for a total of approximately $26,000 to $64,000; a minimum of $200 and a maximum of $400 per apartment unit at Northsprings Apartments and Covington Pointe Apartments for a total of approximately $60,000 to $120,000. The reserve account at September 30, 2000 was approximately $188,000. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit further distributions to its partners during the remainder of 2000 or subsequent periods. In addition, the Partnership may be restricted from making distributions if the amount in the reserve account for each property maintained by the mortgage lender is less than $400 per apartment unit at Northsprings Apartments, Covington Pointe Apartments, and Bexley House Apartments for a total of $145,600. At September 30, 2000, the minimum balance was attained.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court is considering applications for lead counsel and has currently scheduled a hearing on the matter for November 20, 2000. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended September 30, 2000.

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