Form 10KSB
period 2000-12-31
DAVIDSON INCOME REAL ESTATE LP
filed 2001-03-30
CIK 768598

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                                SECTION 13 OR 15(d)

                                   Form 10-KSB
(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                    For the fiscal year ended December 31, 2000

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

State issuer's revenues for its most recent fiscal year.  $5,008,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2000. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired 100% ownership interest in the Managing General Partner. The Managing General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Item 2.     Description of Properties

The following table sets forth the Partnership's investments in properties:

                                  Date of
Property                          Purchase       Type of Ownership           Use

Northsprings Apartments           11/13/85   Fee ownership subject to   Apartment
  Atlanta, Georgia                           first and second           120 units
                                             mortgages (1)

Lakeside Apartments               05/20/86   Fee ownership subject to   Apartment
  Charlotte, North Carolina                  first mortgage             216 units

Bexley House Apartments           09/30/86   Fee ownership subject to   Apartment
  Columbus, Ohio                             first mortgage (1)         64 units

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

Schedule of Properties

Set forth below for each of the Partnership's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation, and Federal tax basis.

                          Gross
                         Carrying    Accumulated                         Federal
Property                  Value     Depreciation     Rate    Method     Tax Basis
                             (in thousands)                          (in thousands)

Northsprings             $ 5,041       $ 2,761     5-25 yrs    S/L       $ 3,264
Lakeside                   6,982         3,582     5-25 yrs    S/L         4,423
Bexley House               3,995         2,102     5-25 yrs    S/L         2,506
Covington Pointe          10,258         4,602     5-25 yrs    S/L         6,542
                         $26,276       $13,047                           $16,735

See "Note A" to the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.

                       Principal                                         Principal
                       Balance At     Stated                              Balance
                      December 31,   Interest    Period     Maturity       Due At
     Property             2000         Rate     Amortized     Date      Maturity (2)
                     (in thousands)                                    (in thousands)

Northsprings
  1st mortgage          $ 1,801        7.83%    28.67 yrs   10/15/03      $ 1,701
  2nd mortgage               61        7.83%       (1)      10/15/03           61
Lakeside
  1st mortgage            4,100        7.33%       (1)      11/01/03        4,100
Bexley House
  1st mortgage            2,425        7.32%    20 years    01/01/21           --
Covington Pointe
  1st mortgage            4,412        7.83%    28.67 yrs   10/15/03        4,169
  2nd mortgage              150        7.83%       (1)      10/15/03          150

Total                    12,949                                           $10,181
Less unamortized
  discounts                 (49)

Total                   $12,900

(1)   Payments consist of interest only.

(2) See "Note D" of the consolidated financial statements in "Item 7. Financial Statements" for information with respect to the Partnership's ability to repay these loans and other specific details about the loans.

On December 15, 2000, the Partnership refinanced the mortgage encumbering Bexley House Apartments. The refinancing replaced mortgage indebtedness of approximately $1,205,000 with a new mortgage of $2,425,000. The mortgage was refinanced at a rate of 7.32%, as compared to the prior rate of 7.60%, and the new mortgage matures on January 1, 2021. The Partnership was also required to establish a repair escrow of approximately $96,000 at the date of the refinancing. Capitalized loan costs incurred for the refinancing were approximately $38,000. The Partnership wrote off approximately $16,000 of unamortized loan costs and approximately $24,000 of unamortized mortgage discounts and paid prepayment penalties of approximately $43,000 resulting in an extraordinary loss on the early extinguishment of debt of approximately $83,000.

Schedule of Rental Rate and Occupancy

Average annual rental rates and occupancy for 2000 and 1999 for each property:

                                    Average Annual                  Average
                                     Rental Rates                  Occupancy
                                      (per Unit)
 Property                         2000           1999         2000          1999
 Northsprings (1)               $10,648        $10,175         94%          97%
 Lakeside                         7,124          6,804         92%          93%
 Bexley House                    12,633         12,102         95%          94%
 Covington Pointe                 9,884          9,682         91%          93%

(1) The Managing General Partner attributes the decrease in occupancy at Northsprings to tenants buying homes in the area.

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

Schedule of Real Estate Taxes and Rates

Real estate taxes and rates in 2000 for each property were:

                                            2000               2000
                                           Billing             Rate
                                       (in thousands)
       Northsprings                         $  93              3.89%
       Lakeside                                79              1.33%
       Bexley House                            96              9.30%
       Covington Pointe                       182              2.72%

Capital Improvements

Northsprings Apartments

The Partnership completed approximately $88,000 in capital expenditures at Northsprings Apartments as of December 31, 2000, consisting primarily of carpet and vinyl replacement, air conditioning unit replacement, plumbing enhancements, appliances and structural improvements. These improvements were funded from operating cash flow and Partnership reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $33,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Lakeside Apartments

The Partnership completed approximately $176,000 in capital expenditures at Lakeside Apartments as of December 31, 2000, consisting primarily of major landscaping, air conditioning unit, carpet and vinyl and appliance replacements, and structural improvements. These improvements were funded from operating cash flow and Partnership reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $59,400. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Bexley House Apartments

The Partnership completed approximately $65,000 in capital expenditures at Bexley House Apartments as of December 31, 2000, consisting primarily of plumbing and electrical upgrades, carpet and vinyl replacement, heating and air conditioning unit replacement, and cabinet replacement. These improvements were funded from Partnership reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $17,600. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Covington Pointe Apartments

The Partnership completed approximately $179,000 in capital expenditures at Covington Pointe Apartments as of December 31, 2000, consisting primarily of appliance and carpet and vinyl replacements, air conditioning unit replacement, plumbing, and pool upgrades. These improvements were funded from operating cash flow and Partnership reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $49,500. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Item 3.     Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2000, no matters were submitted to a vote of Unit holders through the solicitation of proxies or otherwise.


                                     PART II

Item 5.     Market for the Partnership Equity and Related Partner Matters

As of December 31, 2000, there are 1,710 holders of record owning an aggregate of 26,776 units. Affiliates of the Managing General Partner owned 11,487 Units or 42.90% as of December 31, 2000. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 1999 and 2000 and subsequent to December 31, 2000 (see "Item 6. Management's Discussion and Analysis or Plan of Operation" for further details):

                                              Distributions
                                                           Per Limited
                                       Aggregate         Partnership Unit
                                    (in thousands)

      01/01/99 - 12/31/99             $   655 (1)(2)          $23.72
      01/01/00 - 12/31/00               2,448 (3)              88.70
    Subsequent to 12/31/00                187 (4)               6.76

(1)  Distributions were made from operations.

(2) Of this amount,$380,000 was accrued at December 31,1999 and paid in January 2000.

(3) Distributions were made from cash from operations of approximately $1,457,000 and proceeds from refinancing the mortgage note encumbering Bexley House of approximately $991,000.

(4) Distribution was made from cash from operations of approximately $120,000 and remaining proceeds from refinancing the mortgage encumbering Bexley House of approximately $67,000.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit further distributions to its partners in 2001 or subsequent periods. See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the properties. Distributions may be restricted by the requirement to deposit net operating income (as defined in the mortgage note) into a reserve account until the reserve account is funded a minimum of $200 and a maximum of $400 per apartment unit at Northsprings Apartments and Covington Pointe Apartments for a total of approximately $60,000 to $120,000. The reserve account at December 31, 2000 was approximately $91,000.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 11,487 limited partnership units in the Partnership representing 42.90% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 42.90% of the outstanding units, AIMCO is in a position to significantly influence all voting decisions with respect to the Partnership. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

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

Results of Operations

The Partnership's net income as reported in the consolidated financial statements for the year ended December 31, 2000 was approximately $369,000 compared to net income of approximately $463,000 for the year ended December 31, 1999. The decrease in net income is partially attributable to the extraordinary loss on the early extinguishment of the debt encumbering Bexley House Apartments during the year ended December 31, 2000 (see discussion below). The Partnership recognized income before extraordinary item of approximately $452,000 for the year ended December 31, 2000 as compared to approximately $463,000 for the year ended December 31, 1999. The decrease in income before extraordinary item is primarily attributable to an increase in total expenses partially offset by an increase in total revenues. The increase in total revenues is due to an increase in rental income as a result of increases in the average rental rates at all of the Partnership's investment properties, which more than offset the decrease in occupancy at three of the Partnership's investment properties.

The increase in total expenses is due to increases in operating and depreciation expenses partially offset by a decrease in property tax expense. Operating expenses increased due to increases in property, maintenance and insurance expenses. Property expenses increased due to an increase in employee apartments, sewer, and administrative and maintenance salaries at Covington Pointe Apartments, Northsprings Apartments and Lakeside Apartments and increased commissions and bonuses at Covington Pointe Apartments and Lakeside Apartments. Maintenance expenses increased due to an increase in interior painting at Covington Pointe Apartments and Northsprings Apartments. Insurance expense increased due to an increase in insurance premiums at Northsprings Apartments and Covington Pointe Apartments. Property tax expense decreased due to the timing of the receipt of the tax bills for Bexley House Apartments and Covington Pointe Apartments which affected the accruals at both December 31, 2000 and 1999.

General and administrative expenses only increased slightly. The increase in the cost of services included in the management reimbursements to the General Partner as allowed under the Partnership Agreement was largely offset by the decrease in legal fees associated with the settlement of the Everest lawsuit settled during 1999. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses.

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

Liquidity and Capital Resources

At December 31, 2000, the Partnership had cash and cash equivalents of approximately $573,000 compared to approximately $1,675,000 at December 31, 1999. The net decrease in cash and cash equivalents for the year ended December 31, 2000 was approximately $1,102,000 from the prior year. The decrease in cash and cash equivalents is due to approximately $774,000 of cash used in investing activities and approximately $1,841,000 of cash used in financing activities, which was partially offset by approximately $1,513,000 of cash provided by operating activities. Cash used in investing activities consisted primarily of property improvements and replacements and, to a lesser extent, net deposits to escrow accounts maintained by the mortgage lender partially offset by distributions received from the joint venture. Cash used in financing activities consisted of distributions to the partners, repayment of the previous mortgage encumbering Bexley House Apartments, a prepayment penalty and loan costs paid in relation to the refinancing, and principal payments on the mortgages encumbering the Partnership's properties partially offset by the proceeds from refinancing the mortgage note encumbering Bexley House. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Partnership is currently evaluating the capital improvement needs of each of its properties for the upcoming year. The minimum amount to be budgeted for the Partnership is expected to be $275 per unit or $159,500. Additional improvements may be considered and will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flow generated by the properties. The additional capital expenditures for the year 2001 at the Partnership's properties will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

On December 15, 2000, the Partnership refinanced the mortgage encumbering Bexley House Apartments. The refinancing replaced mortgage indebtedness of approximately $1,205,000 with a new mortgage of $2,425,000. The mortgage was refinanced at a rate of 7.32%, as compared to the prior rate of 7.60%, and the new mortgage matures on January 1, 2021. The Partnership was also required to establish a repair escrow of approximately $96,000 at the date of the refinancing. Capitalized loan costs incurred for the refinancing were approximately $38,000. The Partnership wrote off approximately $16,000 of unamortized loan costs and approximately $24,000 of unamortized mortgage discounts and paid prepayment penalties of approximately $43,000 resulting in an extraordinary loss on the early extinguishment of debt of approximately $83,000.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $12,900,000, net of discounts, is amortized over varying periods. The Managing General Partner will attempt to refinance and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

The Partnership declared and paid distributions of cash from operations of approximately $1,457,000 (approximately $1,413,000 to the limited partners or $52.77 per limited partnership unit) and approximately $991,000 (approximately $962,000 to the limited partners or $35.93 per limited partnership unit) of cash from refinancing the mortgage note encumbering Bexley House during the year ended December 31, 2000. During the year ended December 31, 1999, the Partnership declared distributions of cash from operations of approximately $655,000 (approximately $635,000 to the limited partners or $23.72 per limited partnership unit). Of this amount, approximately $380,000 was declared at December 31, 1999 and paid in January 2000. Subsequent to December 31, 2000, the Partnership declared and paid a distribution of approximately $187,000 (approximately $181,000 to the limited partners or $6.76 per limited partnership unit). This distribution consisted of cash from operations of approximately $120,000 (approximately $116,000 to the limited partners or $4.33 per limited partnership unit) and the remaining proceeds from the refinancing of the mortgage encumbering Bexley House Apartments of approximately $67,000 (approximately $65,000 to the limited partners or $2.43 per limited partnership unit). Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancing, and/or property sales. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit further distributions to its partners in the year 2001 or subsequent periods. Distributions may be restricted by the requirement to deposit net operating income (as defined in the mortgage note) into a reserve account until the reserve account is funded a minimum of $200 and a maximum of $400 per apartment unit at Northsprings Apartments and Covington Pointe Apartments for a total of approximately $60,000 to $120,000. The reserve account at December 31, 2000 was approximately $91,000.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 11,487 limited partnership units in the Partnership representing 42.90% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 42.90% of the outstanding units, AIMCO is in a position to significantly influence all voting decisions with respect to the Partnership. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Item 7.     Financial Statements

DAVIDSON INCOME REAL ESTATE, L.P.

LIST OF CONSOLIDATED FINANCIAL STATEMENTS

Report of Ernst & Young LLP, Independent Auditors

Consolidated Balance Sheet - December 31, 2000

Consolidated Statements of Operations - Years ended December 31, 2000 and 1999

Consolidated Statements of Changes in Partners' (Deficit) Capital - Years ended December 31, 2000 and 1999

Consolidated Statements of Cash Flows - Years ended December 31, 2000 and 1999

Notes to Consolidated Financial Statements

                 Report of Ernst & Young LLP, Independent Auditors



The Partners
Davidson Income Real Estate, L.P.


We have audited the accompanying consolidated balance sheet of Davidson Income Real Estate, L.P. as of December 31, 2000, and the related consolidated statements of operations, changes in partners' (deficit) capital, and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Davidson Income Real Estate, L.P. at December 31, 2000, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


                                                            /s/ERNST & YOUNG LLP



Greenville, South Carolina
March 2, 2001

                         DAVIDSON INCOME REAL ESTATE, L.P.

                           CONSOLIDATED BALANCE SHEET
                          (in thousands, except unit data)

                                December 31, 2000



Assets
   Cash and cash equivalents                                                 $   573
   Receivables and deposits                                                      199
   Restricted escrows                                                            276
   Other assets                                                                  211
   Investment properties (Notes D and G):
      Land                                                    $ 4,120
      Buildings and related personal property                   22,156
                                                                26,276
      Less accumulated depreciation                            (13,047)       13,229

   Investment in joint venture (Note C)                                          109
                                                                            $ 14,597
Liabilities and Partners' (Deficit) Capital
Liabilities
      Accounts payable                                                       $   120
      Tenant security deposit liabilities                                         72
      Accrued property taxes                                                     272
      Other liabilities                                                          211
      Mortgage notes payable (Note D)                                         12,900

Partners' (Deficit) Capital
   General partners                                            $  (740)
   Limited partners (26,776 units issued and
      outstanding)                                               1,762         1,022
                                                                            $ 14,597


           See Accompanying Notes to Consolidated Financial Statements


                         DAVIDSON INCOME REAL ESTATE, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          (in thousands, except unit data)



                                                           Years Ended December 31,
                                                              2000         1999
Revenues:
   Rental income                                             $ 4,759      $ 4,691
   Other income                                                  249          241
      Total revenues                                           5,008        4,932

Expenses:
   Operating                                                   2,004        1,903
   General and administrative                                    251          233
   Depreciation                                                1,024          968
   Interest                                                      983          992
   Property taxes                                                389          461
      Total expenses                                           4,651        4,557

Income before equity in income of joint venture and
   extraordinary item                                            357          375
Equity in income of joint venture                                 95           88

Income before extraordinary item                                 452          463
Extraordinary loss on early extinguishment of debt
   (Note D)                                                      (83)          --
Net income (Note E)                                           $  369        $ 463

Net income allocated to general partners (3%)                 $   11         $ 14

Net income allocated to limited partners (97%)                   358          449

                                                              $  369        $ 463
Per limited partnership unit:
   Income before extraordinary item                          $ 16.36      $ 16.77
   Extraordinary item                                          (2.99)          --
Net income                                                   $ 13.37      $ 16.77

Distributions per limited partnership unit                   $ 88.70      $ 23.72

           See Accompanying Notes to Consolidated Financial Statements


                        DAVIDSON INCOME REAL ESTATE, L.P.

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                        (in thousands, except unit data)



                                        Limited
                                       Partnership    General     Limited
                                          Units       Partners   Partners     Total

Original capital contributions            26,776       $    1     $26,776    $26,777

Partners' (deficit) capital at
  December 31, 1998                       26,776       $ (672)    $ 3,965    $ 3,293

Distributions to partners                     --          (20)       (635)      (655)

Net income for the year ended
  December 31, 1999                           --           14         449        463

Partners' (deficit) capital at
  December 31, 1999                       26,776         (678)      3,779      3,101

Distributions to partners                     --          (73)     (2,375)    (2,448)

Net income for the year ended
  December 31, 2000                           --           11         358        369

Partners' (deficit) capital at
  December 31, 2000                       26,776       $ (740)    $ 1,762    $ 1,022

           See Accompanying Notes to Consolidated Financial Statements


                         DAVIDSON INCOME REAL ESTATE, L.P.

                      CONSOLDIATED STATEMENTS OF CASH FLOWS
                                   (in thousands)
                                                              Years Ended December 31,
                                                                  2000        1999
Cash flows from operating activities:
  Net income                                                     $  369       $  463
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                                 1,024          968
     Amortization of discounts and loan costs                        77           81
     Equity in income of joint venture                              (95)         (88)
     Extraordinary loss on early extinguishment of debt              83           --
     Change in accounts:
      Receivables and deposits                                      161          128
      Other assets                                                    7          (41)
      Accounts payable                                              (23)          92
      Tenant security deposit liabilities                           (12)           2
      Accrued property taxes                                       (129)          30
      Other liabilities                                              51           35
          Net cash provided by operating activities               1,513        1,670

Cash flows from investing activities:
  Property improvements and replacements                           (751)        (845)
  Net (deposits to) withdrawals from restricted escrows            (119)         155
  Distributions from joint venture                                   96          194
          Net cash used in investing activities                    (774)        (496)

Cash flows from financing activities:
  Payments on mortgage notes payable                               (152)        (144)
  Distributions to partners                                      (2,828)        (275)
  Proceeds from mortgage note payable                             2,425           --
  Repayment of mortgage note payable                             (1,205)          --
  Prepayment penalty                                                (43)          --
  Loan costs paid                                                   (38)          --
          Net cash used in financing activities                  (1,841)        (419)

Net (decrease) increase in cash and cash equivalents             (1,102)         755
Cash and cash equivalents at beginning of year                    1,675          920
Cash and cash equivalents at end of year                         $  573      $ 1,675

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $  909        $ 913

Supplemental disclosure of non-cash activity:
  Distribution payable                                            $  --        $ 380

  Property improvements and replacements included in
   accounts payable                                               $  --        $ 243

           See Accompanying Notes to Consolidated Financial Statements

                         DAVIDSON INCOME REAL ESTATE, L.P.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2000


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

Allocations to Partners

Net income (loss) of the Partnership and taxable income (loss) are allocated 97% to the limited partners and 3% to the General Partners, except for such amounts which are allocated prior to the Partnership meeting the minimum close requirements as defined in the Partnership Agreement. Distributions of available cash from operations are allocated 97% to the limited partners and 3% to the General Partners. Cash from sales or refinancing are allocated 97% to limited partners and 3% to General Partners until the limited partners have received an amount of cumulative distributions from sales or refinancings that equal their original invested capital plus an amount which, when added to the prior distributions to limited partners, will equal 12% per annum cumulative and noncompounded on adjusted invested capital, as defined in the Partnership Agreement. Thereafter, upon payment to an affiliate of the General Partners certain real estate commissions and incentive fees as described in the Partnership Agreement, remaining cash from sales or refinancings are allocated 97% to the limited partners and 3% to the General Partners. In connection with the liquidation of the Partnership, cash from sales or refinancings and any remaining working capital reserves shall be allocated among, and distributed to, the partners in proportion to, and to the extent of, their positive capital account balances.

Restricted Escrows

      Capital Improvement Reserve - At the time of the refinancing of Lakeside Apartments' mortgage note payable, approximately $198,000 of the proceeds were designated for a "capital improvement reserve" for certain capital improvements. At December 31, 2000, approximately $22,000 remained in escrow for future capital improvements of which any excess funds will be returned for property operations once all designated improvements are completed.

      Repair Reserve - At the time of the refinancing of Bexley House Apartments' mortgage note payable in December 2000, approximately $96,000 of the proceeds were used to establish a replacement reserve to cover necessary repairs at the property.

      Reserve Account - A general reserve account was established with the refinancing and financing proceeds of Northsprings, Bexley House, and Covington Pointe. These funds were established to cover necessary repairs and replacements of existing improvements, debt services, out-of-pocket expenses incurred for ordinary and necessary administrative tasks, and payments of real property taxes and insurance premiums. The Partnership was required to deposit net operating income (as defined in the mortgage notes) from the properties to the respective reserve accounts until the reserve accounts equal the minimum balance of $200 per apartment unit and a maximum balance of $400 per apartment unit for Northsprings and Covington Pointe for a total of approximately $60,000 to $120,000. The reserve account at December 31, 2000 was approximately $91,000. With the December 15, 2000 refinancing of the mortgage encumbering Bexley House Apartments, this reserve is no longer a requirement for this property. The prior lender released the reserve account balance for Bexley House Apartments in January 2001.

Investment Properties

Investment properties, which consist of four apartment complexes, are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were recorded in the years ended December 31, 2000 and 1999.

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

Cash and Cash Equivalents

Includes cash on hand, in banks and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $492,000 at December 31, 2000 that are maintained by the affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits

The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on rental payments.

Loan Costs

Loan  costs  of  approximately  $455,000,   less  accumulated   amortization  of
approximately $286,000, are included in other assets and are being amortized on a straight-line basis over the life of the respective loans.

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

Segment Reporting

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and required that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. The Managing General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the consolidated financial statements as currently presented.

Advertising

The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expenses, was approximately $129,000 and $128,000 for the years ended December 31, 2000 and 1999, respectively.

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

Note B - Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired 100% ownership interest in the Managing General Partner. The Managing General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Note C - Investment in Joint Venture

The Partnership owns a 17.5% interest in the Sterling Crest Joint Venture ("Sterling Crest") with Davidson Growth Plus, L.P., an affiliate of the Managing General Partner, which owns the remaining 82.5% of the joint venture. In connection with the joint venture's purchase of Phase I of Brighton Crest Apartments on June 30, 1987, the Partnership invested approximately $2,727,000 in the joint venture. The joint venture purchased Phase II of Brighton Crest Apartments on December 15, 1987.

The Partnership accounts for its 17.5% investment in Sterling Crest on the equity method. In accordance with the equity method of accounting, the Partnership's original investment in Sterling Crest is increased by advances to Sterling Crest and by the Partnership's share of the earning of Sterling Crest. The investment is decreased by distributions from Sterling Crest and by the Partnership's share of losses of Sterling Crest. The Partnership's equity in the operations of Sterling Crest amounted to income of approximately $95,000 and $88,000 for the years ended December 31, 2000 and 1999, respectively. In 2000 and 1999, the Partnership received distributions of approximately $96,000 and $194,000, respectively, from the joint venture.

Note D - Mortgage Notes Payable

The principle terms of mortgage notes payable are as follows:

                        Principal      Monthly                           Principal
                        Balance At     Payment     Stated                 Balance
                       December 31,   Including   Interest  Maturity       Due At
      Property             2000       Interest      Rate      Date        Maturity
                            (in thousands)                             (in thousands)
Northsprings
  1st mortgage           $ 1,801        $  14      7.83%    10/15/03      $ 1,701
  2nd mortgage                61           (a)     7.83%    10/15/03           61

Lakeside                   4,100           25      7.33%    11/01/03        4,100

Bexley House               2,425           19      7.32%    01/01/21           --

Covington Pointe
  1st mortgage             4,412           35      7.83%    10/15/03        4,169
  2nd mortgage               150            1      7.83%    10/15/03          150
                          12,949        $  94                             $10,181
Less unamortized
  discounts                  (49)

Total                    $12,900

(a)   Monthly payment is less than $1,000.

On December 15, 2000, the Partnership refinanced the mortgage encumbering Bexley House Apartments. The refinancing replaced mortgage indebtedness of approximately $1,205,000 with a new mortgage of $2,425,000. The mortgage was refinanced at a rate of 7.32%, as compared to the prior rate of 7.60%, and the new mortgage matures on January 1, 2021. The Partnership was also required to establish a repair escrow of approximately $96,000 at the date of the refinancing. Capitalized loan costs incurred for the refinancing were approximately $38,000. The Partnership wrote off approximately $16,000 of unamortized loan costs and approximately $24,000 of unamortized mortgage discounts and paid prepayment penalties of approximately $43,000 resulting in an extraordinary loss on the early extinguishment of debt of approximately $83,000.

The mortgage notes payable are non-recourse and are secured by pledge of the respective apartment properties and by pledge of revenues from the respective apartment properties. Certain of the notes require prepayment penalties if repaid prior to maturity and prohibit resale of the properties subject to existing indebtedness.

The Partnership exercised interest rate buy-down options reducing the stated rate from 8.13% to 7.83% for Northsprings and Covington Pointe. The fees for the interest rate reductions were approximately $138,000 and are being amortized as loan discounts using the effective interest method over the lives of the loans. The discount fees are reflected as a reduction of the mortgage notes payable and increase the effective rate of the debt to 8.13% for Northsprings and Covington Pointe.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2000 are as follows (in thousands):

                               2001             $   167
                               2002                 185
                               2003              10,346
                               2004                  69
                               2005                  74
                            Thereafter            2,108
                                                $12,949

Note E - Income Taxes

The Partnership received a ruling from the Internal Revenue Service that it is to be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):

                                    2000          1999

Net income as reported             $  369        $  463
Add (deduct)
  Depreciation differences            (41)         (143)
  Equity in joint venture              (5)           (6)
  Prepaid rents                         8           (27)
  Miscellaneous                        20             7

Federal taxable income             $ 351         $  294

Federal taxable income per
  limited partnership unit         $12.70        $10.65

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities as of December 31, 2000 (in thousands):

Net assets as reported                         $ 1,022
Land and buildings                               3,186
Accumulated depreciation                           320
Syndication                                      1,801
Other                                            2,933

Net assets - Federal tax basis                 $ 9,262

Note F - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for property management services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with the Managing General Partner and/or its affiliates were incurred during each of the years ended December 31, 2000 and 1999:

                                                        2000       1999
                                                         (in thousands)
Property management fees (included in
  operating expenses)                                   $ 256      $ 251
Reimbursement for services of affiliates
  (included in general and administrative expense,
  operating expense and investment properties)            148        110

During the years ended December 31, 2000 and 1999, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $256,000 and $251,000 for the years ended December 31, 2000 and 1999, respectively.

An  affiliate  of  the  Managing  General  Partner  received   reimbursement  of
accountable administrative expenses amounting to approximately $148,000 and $110,000 for the years ended December 31, 2000 and 1999, respectively.

On September 25, 1997, an affiliate of the Managing General Partner purchased Lehman Brothers' Class "D" subordinated bonds of SASCO, 1992, M1. These bonds were secured by 55 multi-family apartment mortgage loan pairs held in Trust, including Bexley House Apartments owned by the Partnership. With the December 15, 2000 refinancing of the mortgage of Bexley House Apartments, this property is no longer security for these bonds.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 11,487 limited partnership units in the Partnership representing 42.90% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 42.90% of the outstanding units, AIMCO is in a position to significantly influence all voting decisions with respect to the Partnership. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Note G - Investment Properties and Accumulated Depreciation


                                               Initial Cost
                                              To Partnership
                                              (in thousands)
                                                                         Net Cost
                                                       Buildings       Capitalized
                                                      and Related     (Written Down)
                                                        Personal      Subsequent to
Description             Encumbrances       Land         Property       Acquisition
                       (in thousands)                                 (in thousands)
Northsprings              $ 1,862         $   736       $ 4,196          $   109
Lakeside                    4,100           1,259         5,791              (68)
Bexley House                2,425             647         3,067              281
Covington Pointe            4,562           1,935         7,041            1,282

Totals                    $12,949         $ 4,577       $20,095          $ 1,604



                     Gross Amount At Which
                            Carried
                     At December 31, 2000
                        (in thousands)

                           Buildings
                          And Related
                           Personal            Accumulated     Date of      Date    Depreciable
   Description     Land    Property    Total   Depreciation  Construction Acquired  Life-Years
                                              (in thousands)
Northsprings       $  597   $ 4,444   $ 5,041    $ 2,761         1969       11/85      5-25
Lakeside            1,046     5,936     6,982      3,582         1980       05/86      5-25
Bexley House          542     3,453     3,995      2,102         1972       09/86      5-25
Covington Pointe    1,935     8,323    10,258      4,602         1982       03/87      5-25

Totals            $ 4,120   $22,156   $26,276    $13,047


Reconciliation of "Investment Properties and Accumulated Depreciation"

                                              Years Ended December 31,
                                                 2000          1999
                                                   (in thousands)
Real Estate
Balance at beginning of year                    $25,768       $24,680
  Property Improvements                             508         1,088
Balance at end of year                          $26,276       $25,768

Accumulated Depreciation
Balance at beginning of year                    $12,023       $11,055
  Additions charged to expense                    1,024           968
Balance at end of year                          $13,047       $12,023

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2000 and 1999, is approximately $29,462,000 and $28,937,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2000 and 1999, is approximately $12,727,000 and $11,662,000, respectively.

Note H - Commitments and Contingencies

The Partnership Agreement provides for payment of a fee to the Managing General Partner for managing the affairs of the Partnership. The fee is 2% of adjusted cash from operations, as defined in the Partnership Agreement. The fee is payable only after the Partnership has distributed, to all limited partners, adjusted cash from operations in any year equal to 10% of their adjusted invested capital as defined in the partnership agreement. No fees were payable for the years ended December 31, 2000 and 1999.

Note I - Distributions

The Partnership declared and paid distributions of cash from operations of approximately $1,457,000 (approximately $1,413,000 to the limited partners or $52.77 per limited partnership unit) and approximately $991,000 (approximately $962,000 to the limited partners or $35.93 per limited partnership unit) of cash from refinancing the mortgage note encumbering Bexley House during the year ended December 31, 2000. During the year ended December 31, 1999, the Partnership declared distributions of cash from operations of approximately $655,000 (approximately $635,000 to the limited partners or $23.72 per limited partnership unit). Of this amount, approximately $380,000 was declared at December 31, 1999 and paid in January 2000. Subsequent to December 31, 2000, the Partnership declared and paid a distribution of approximately $187,000 (approximately $181,000 to the limited partners or $6.76 per limited partnership unit). This distribution consisted of cash from operations of approximately $120,000 (approximately $116,000 to the limited partners or $4.33 per limited partnership unit) and the remaining proceeds from the refinancing of the mortgage encumbering Bexley House Apartments of approximately $67,000 (approximately $65,000 to the limited partners or $2.43 per limited partnership unit).

Note J - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

      Name                 Age    Position

      Patrick J. Foye       43    Executive Vice President and Director

      Martha L. Long        41    Senior Vice President and Controller

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

Martha L. Long has been Senior Vice President and Controller of the Managing General Partner since October 1998 as a result of the acquisition of Insignia Financial Group, Inc. As of February 2001, Ms. Long was also appointed head of the service business for AIMCO. From June 1994 until January 1998, she was the Controller for Insignia, and was promoted to Senior Vice President - Finance and Controller in January 1998, retaining that title until October 1999. From 1988 to June 1994, Ms. Long was Senior Vice President and Controller for The First Savings Bank, FSB in Greenville, South Carolina.

One or more of the above persons are also directors and/or officers of a general partner (or general partner of a general partner) of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of
Section 15(d) of such Act: Further, one or more of the above persons are also directors and/or officers of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15 (d) of such Act.

The executive officers and director of the Managing General Partner fulfill the obligations of the Audit Committee and oversee the Partnership's financial reporting process on behalf of the Managing General Partner. Management has the primary responsibility for the financial statements and the reporting process including the systems of internal controls. In fulfilling its oversight responsibilities, the executive officers and director of the Managing General Partner reviewed the audited financial statements with management including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments, and the clarity of disclosures in the financial statements.

The executive officers and director of the Managing General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee or its equivalent under generally accepted auditing standards. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and director of the Managing General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the Managing General Partner has approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2000 for filing with the Securities and Exchange Commission.

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for the current fiscal year. Fees for the last fiscal year were annual audit services of approximately $41,000 and non-audit services (principally tax-related) of approximately $20,000.

Item 10.    Executive Compensation

No remuneration was paid by the Partnership to any officer or director of the Managing General Partner during the year ended December 31, 2000.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owners of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 2000.

                                                             Percentage
                 Entity                   Number of Units     of Total

Insignia Properites LP (1)                       570            2.13%
  (an affiliate of AIMCO)
AIMCO Properties LP (2)                        7,087           26.47%
  (an affiliate of AIMCO)
Cooper River Properties (1)                    3,830           14.30%
  (an affiliate of AIMCO)

Hospital Corporation of America                3,000           11.20%
201 West Main Street
Louisville, KY 40202

(1) Entity is indirectly ultimately owned by AIMCO. Its business address is 55 Beattie Place, Greenville, SC 29602.

(2) Entity is indirectly ultimately controlled by AIMCO. Its business address is 2000 South Colorado Boulevard, Denver, CO 80222.

As of December 31, 2000, no director or officer of the Managing General Partner owns, nor do the directors or officers as a whole, own more than 1% of the Registrant's Units. No such director or officer had any right to acquire beneficial ownership of additional Units of the Registrant.

Item 12.    Certain Relationships and Related Transactions

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for property management services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with the Managing General Partner and/or its affiliates were incurred during each of the years ended December 31, 2000 and 1999:

                                                   2000        1999
                                                    (in thousands)

Property management fees                          $ 256        $ 251
Reimbursement for services of affiliates            148          110

During the years ended December 31, 2000 and 1999, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $256,000 and $251,000 for the years ended December 31, 2000 and 1999, respectively.

An  affiliate  of  the  Managing  General  Partner  received   reimbursement  of
accountable administrative expenses amounting to approximately $148,000 and $110,000 for the years ended December 31, 2000 and 1999, respectively.

On September 25, 1997, an affiliate of the Managing General Partner purchased Lehman Brothers' Class "D" subordinated bonds of SASCO, 1992, M1. These bonds were secured by 55 multi-family apartment mortgage loan pairs held in Trust, including Bexley House Apartments owned by the Partnership. With the December 15, 2000 refinancing of the mortgage of Bexley House Apartments, this property is no longer security for these bonds.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 11,487 limited partnership units in the Partnership representing 42.90% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 42.90% of the outstanding units, AIMCO is in a position to significantly influence all voting decisions with respect to the Partnership. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Item 13.       Exhibits and Reports on Form 8-K

           (a) Exhibits:

               Exhibit 10RR, Multifamily Note dated December 15, 2000, between Davidson Income Real Estate, L.P., a Delaware limited partnership and Reilly Mortgage Group, Inc., a District of Columbia corporation, related to Bexley House Apartments.

          (b) Reports on Form 8-K filed in the fourth quarter of calendar year 2000:

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

                  (g) Multifamily Note dated November 1,1996, between Davidson Income Real Estate, L.P. and Lehman Brothers Holdings, Inc. d/b/a Lehman Capital, a Division of Lehman Brothers Holdings, Inc.

10QQ Contracts related to refinancing of debt:

                  (a) Multifamily Note dated July 1, 1996, between Davidson Income Real Estate, L.P., a Delaware limited partnership and Lehman Brothers Holdings,Inc. d/b/a Lehman Capital, a Division of Lehman Brothers Holdings, Inc.

                  (b) Rider to Multifamily Note dated July 1, 1996, between Davidson Income Real Estate, L.P., a Delaware limited partnership and Lehman Brothers Holdings, Inc. d/b/a Lehman Capital, A Division of Lehman Brothers Holdings, Inc.

10RR Multifamily  Note dated  December 15, 2000,  between  Davidson  Income Real
     Estate, L.P., a Delaware limited partnership and Reilly Mortgage Group, Inc., a District of Columbia corporation, related to Bexley House Apartments.

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

                                                                    Exhibit 10RR

                                                        FHLMC Loan No. 002733463
                                                       (Bexley House Apartments)

                                MULTIFAMILY NOTE
                      (MULTISTATE - REVISION DATE 11-01-2000)


US $2,425,000.00                                       As of December 15, 2000


      FOR VALUE RECEIVED, the undersigned ("Borrower") jointly and severally (if more than one) promises to pay to the order of REILLY MORTGAGE GROUP, INC., a District of Columbia corporation, the principal sum of Two Million Four Hundred Twenty Five Thousand and no/100 Dollars (US $2,425,000.00), with interest on the unpaid principal balance at the annual rate of Seven and Thirty-Two Hundreths percent (7.32%).

1. Defined Terms. As used in this Note, (i) the term "Lender" means the holder of this Note, and (ii) the term "Indebtedness" means the principal of, interest on, and any other amounts due at any time under, this Note, the Security Instrument or any other Loan Document, including prepayment premiums, late charges, default interest, and advances to protect the security of the Security Instrument under Section 12 of the Security Instrument. "Event of Default" and other capitalized terms used but not defined in this Note shall have the meanings given to such terms in the Security Instrument.

2. Address for Payment. All payments due under this Note shall be payable at 2000 Corporate Ridge, Suite 925, McLean, Virginia 22102, or such other place as may be designated by written notice to Borrower from or on behalf of Lender.

3. Payment of Principal and Interest. Principal and interest shall be paid as follows:

(a) Unless disbursement of principal is made by Lender to Borrower on the first day of the month, interest for the period beginning on the date of disbursement and ending on and including the last day of the month in which such disbursement is made shall be payable simultaneously with the execution of this Note. Interest under this Note shall be computed on the basis of a 360-day year consisting of twelve 30-day months.

(b) Consecutive monthly installments of principal and interest, each in the amount of Nineteen Thousand Two Hundred Sixty Nine and 60/100 Dollars (US $19,269.60), shall be payable on the first day of each month beginning on February 1, 2001, until the entire unpaid principal balance evidenced by this
Note is fully paid.

(c) Any accrued interest remaining past due for 30 days or more may, at Lender's discretion, be added to and become part of the unpaid principal balance and shall bear interest at the rate or rates specified in this Note, and any reference below to "accrued interest" shall refer to accrued interest which has not become part of the unpaid principal balance. Any remaining principal and interest shall be due and payable on January 1, 2021 or on any earlier date on which the unpaid principal balance of this Note becomes due and payable, by acceleration or otherwise (the "Maturity Date"). The unpaid principal balance shall continue to bear interest after the Maturity Date at the Default Rate set forth in this Note until and including the date on which it is paid in full.

(d) Any regularly scheduled monthly installment of principal and interest that is received by Lender before the date it is due shall be deemed to have been received on the due date solely for the purpose of calculating interest due.

4. Application of Payments. If at any time Lender receives, from Borrower or otherwise, any amount applicable to the Indebtedness which is less than all amounts due and payable at such time, Lender may apply that payment to amounts then due and payable in any manner and in any order determined by Lender, in Lender's discretion. Borrower agrees that neither Lender's acceptance of a payment from Borrower in an amount that is less than all amounts then due and payable nor Lender's application of such payment shall constitute or be deemed to constitute either a waiver of the unpaid amounts or an accord and satisfaction.

5. Security. The Indebtedness is secured, among other things, by a multifamily mortgage, deed to secure debt or deed of trust dated as of the date of this Note (the "Security Instrument"), and reference is made to the Security Instrument for other rights of Lender as to collateral for the Indebtedness.

6. Acceleration. If an Event of Default has occurred and is continuing, the entire unpaid principal balance, any accrued interest, the prepayment premium payable under Paragraph 10, if any, and all other amounts payable under this Note and any other Loan Document shall at once become due and payable, at the option of Lender, without any prior notice to Borrower (except if notice is required by applicable law, then after such notice). Lender may exercise this option to accelerate regardless of any prior forbearance.

7. Late Charge. If any monthly amount payable under this Note or under the Security Instrument or any other Loan Document is not received by Lender within ten (10) days after the amount is due (unless applicable law requires a longer period of time before a late charge may be imposed, in which event such longer period shall be substituted), Borrower shall pay to Lender, immediately and without demand by Lender, a late charge equal to five percent (5%) of such amount (unless applicable law requires a lesser amount be charged, in which event such lesser amount shall be substituted). Borrower acknowledges that its failure to make timely payments will cause Lender to incur additional expenses in servicing and processing the loan evidenced by this Note (the "Loan"), and that it is extremely difficult and impractical to determine those additional expenses. Borrower agrees that the late charge payable pursuant to this Paragraph represents a fair and reasonable estimate, taking into account all circumstances existing on the date of this Note, of the additional expenses Lender will incur by reason of such late payment. The late charge is payable in addition to, and not in lieu of, any interest payable at the Default Rate pursuant to Paragraph 8.

8. Default Rate. So long as (a) any monthly installment under this Note remains past due for thirty (30) days or more, or (b) any other Event of Default has occurred and is continuing, interest under this Note shall accrue on the unpaid principal balance from the earlier of the due date of the first unpaid monthly installment or the occurrence of such other Event of Default, as applicable, at a rate (the "Default Rate") equal to the lesser of four (4) percentage points above the rate stated in the first paragraph of this Note and the maximum interest rate which may be collected from Borrower under applicable law. If the unpaid principal balance and all accrued interest are not paid in full on the Maturity Date, the unpaid principal balance and all accrued interest shall bear interest from the Maturity Date at the Default Rate. Borrower also acknowledges that its failure to make timely payments will cause Lender to incur additional expenses in servicing and processing the Loan, that, during the time that any monthly installment under this Note is delinquent for more than thirty (30) days, Lender will incur additional costs and expenses arising from its loss of the use of the money due and from the adverse impact on Lender's ability to meet its other obligations and to take advantage of other investment opportunities, and that it is extremely difficult and impractical to determine those additional costs and expenses. Borrower also acknowledges that, during the time that any monthly installment under this Note is delinquent for more than thirty (30) days or any other Event of Default has occurred and is continuing, Lender's risk of nonpayment of this Note will be materially increased and Lender is entitled to be compensated for such increased risk. Borrower agrees that the increase in the rate of interest payable under this Note to the Default Rate represents a fair and reasonable estimate, taking into account all circumstances existing on the date of this Note, of the additional costs and expenses Lender will incur by reason of the Borrower's delinquent payment and the additional compensation Lender is entitled to receive for the increased risks of nonpayment associated with a delinquent loan.

9.    Limits on Personal Liability.

(a) Except as otherwise provided in this Paragraph 9, Borrower shall have no personal liability under this Note, the Security Instrument or any other Loan Document for the repayment of the Indebtedness or for the performance of any other obligations of Borrower under the Loan Documents, and Lender's only recourse for the satisfaction of the Indebtedness and the performance of such obligations shall be Lender's exercise of its rights and remedies with respect to the Mortgaged Property and any other collateral held by Lender as security for the Indebtedness. This limitation on Borrower's liability shall not limit or impair Lender's enforcement of its rights against any guarantor of the Indebtedness or any guarantor of any obligations of Borrower.

(b) Borrower shall be personally liable to Lender for the repayment of a portion of the Indebtedness equal to zero percent (0%) of the original principal balance of this Note, plus any other amounts for which Borrower has personal liability under this Paragraph 9.

(c) In addition to Borrower's personal liability under Paragraph 9(b), Borrower shall be personally liable to Lender for the repayment of a further portion of the Indebtedness equal to any loss or damage suffered by Lender as a result of
(1) failure of Borrower to pay to Lender upon demand after an Event of Default all Rents to which Lender is entitled under Section 3(a) of the Security Instrument and the amount of all security deposits collected by Borrower from tenants then in residence; (2) failure of Borrower to apply all insurance proceeds and condemnation proceeds as required by the Security Instrument; or
(3) failure of Borrower to comply with Section 14(d) or (e) of the Security Instrument relating to the delivery of books and records, statements, schedules and reports.

(d) For purposes of determining Borrower's personal liability under Paragraph 9(b) and Paragraph 9(c), all payments made by Borrower or any guarantor of this Note with respect to the Indebtedness and all amounts received by Lender from the enforcement of its rights under the Security Instrument shall be applied first to the portion of the Indebtedness for which Borrower has no personal liability.

(e) Borrower shall become personally liable to Lender for the repayment of all of the Indebtedness upon the occurrence of any of the following Events of
Default: (1) Borrower's acquisition of any property or operation of any business not permitted by Section 33 of the Security Instrument; (2) a Transfer (including, but not limited to, a lien or encumbrance) that is an Event of Default under Section 21 of the Security Instrument, other than a Transfer consisting solely of the involuntary removal or involuntary withdrawal of a general partner in a limited partnership or a manager in a limited liability company; or (3) fraud or written material misrepresentation by Borrower or any officer, director, partner, member or employee of Borrower in connection with the application for or creation of the Indebtedness or any request for any action or consent by Lender.

(f) In addition to any personal liability for the Indebtedness, Borrower shall be personally liable to Lender for (1) the performance of all of Borrower's obligations under Section 18 of the Security Instrument (relating to environmental matters); (2) the costs of any audit under Section 14(d) of the Security Instrument; and (3) any costs and expenses incurred by Lender in connection with the collection of any amount for which Borrower is personally liable under this Paragraph 9, including fees and out of pocket expenses of attorneys and expert witnesses and the costs of conducting any independent audit of Borrower's books and records to determine the amount for which Borrower has personal liability.

(g) To the extent that Borrower has personal liability under this Paragraph 9, Lender may exercise its rights against Borrower personally without regard to whether Lender has exercised any rights against the Mortgaged Property or any other security, or pursued any rights against any guarantor, or pursued any other rights available to Lender under this Note, the Security Instrument, any other Loan Document or applicable law. For purposes of this Paragraph 9, the term "Mortgaged Property" shall not include any funds that (1) have been applied by Borrower as required or permitted by the Security Instrument prior to the occurrence of an Event of Default or (2) Borrower was unable to apply as required or permitted by the Security Instrument because of a bankruptcy, receivership, or similar judicial proceeding. To the fullest extent permitted by applicable law, in any action to enforce Borrower's personal liability under this Paragraph 9, Borrower waives any right to set off the value of the Mortgaged Property against such personal liability.

10.   Voluntary and Involuntary Prepayments.

(a) A prepayment premium shall be payable in connection with any prepayment (any receipt by Lender of principal, other than principal required to be paid in monthly installments pursuant to Paragraph 3(b), prior to the scheduled Maturity Date set forth in Paragraph 3(c)) under this Note as provided below:

(1) Borrower may voluntarily prepay all of the unpaid principal balance of this Note on a Business Day designated as the date for such prepayment in a written notice from Borrower to Lender given at least 30 days prior to the date of such prepayment. Such prepayment shall be made by paying (A) the amount of principal being prepaid, (B) all accrued interest, (C) all other sums due Lender at the time of such prepayment, and (D) the prepayment premium calculated pursuant to Paragraph 10(c). For all purposes including the accrual of interest, any prepayment received by Lender on any day other than the last calendar day of the month shall be deemed to have been received on the last calendar day of such month. For purposes of this Note, a "Business Day" means any day other than a Saturday, Sunday or any other day on which Lender is not open for business. Unless expressly provided for in the Loan Documents, Borrower shall not have the option to voluntarily prepay less than all of the unpaid principal balance. However, if a partial prepayment is provided for in the Loan Documents or is accepted by Lender in Lender's discretion, a prepayment premium calculated pursuant to Paragraph 10(c) shall be due and payable by Borrower.

(2) Upon Lender's exercise of any right of acceleration under this Note, Borrower shall pay to Lender, in addition to the entire unpaid principal balance of this Note outstanding at the time of the acceleration, (A) all accrued interest and all other sums due Lender, and (B) the prepayment premium calculated pursuant to Paragraph 10(c).

(3) Any application by Lender of any collateral or other security to the repayment of any portion of the unpaid principal balance of this Note prior to the Maturity Date and in the absence of acceleration shall be deemed to be a partial prepayment by Borrower, requiring the payment to Lender by Borrower of a prepayment premium.

(b) Notwithstanding the provisions of Paragraph 10(a), no prepayment premium shall be payable with respect to (A) any prepayment made during the period from one hundred eighty (180) days before the scheduled Maturity Date to the scheduled Maturity Date, or (B) any prepayment occurring as a result of the application of any insurance proceeds or condemnation award under the Security Instrument.

(c) Any prepayment premium payable under this Note shall be computed as follows:

            (1) If the prepayment is made between the date of this Note and the date that is 180 months after the first day of the first calendar month following the date of this Note (the "Yield Maintenance Period"), the prepayment premium shall be whichever is the greater of subparagraphs (i) and (ii) below:

            (i)   1.0% of the unpaid principal balance of this Note; or

            (ii)  the product obtained by multiplying:

                  (A)   the amount of principal being prepaid,

                  by

                  (B) the excess (if any) of the Monthly Note Rate over the Assumed Reinvestment Rate,

                  by

                  (C)   the Present Value Factor.

            For purposes of subparagraph (ii), the following definitions shall apply:

            Monthly Note Rate: one-twelfth (1/12) of the annual interest rate of this Note, expressed as a decimal calculated to five digits.

            Prepayment Date: in the case of a voluntary prepayment, the date on which the prepayment is made; in the case of the application by Lender of collateral or security to a portion of the principal balance, the date of such application; and in any other case, the date on which Lender accelerates the unpaid principal balance of this Note.

            Assumed Reinvestment Rate: one-twelfth (1/12) of the yield rate as of the date 5 Business Days before the Prepayment Date, on the 9.25% U.S. Treasury Security due February 1, 2016, as reported in The Wall Street Journal, expressed as a decimal calculated to five digits. In the event that no yield is published on the applicable date for the Treasury Security used to determine the Assumed Reinvestment Rate, Lender, in its discretion, shall select the non-callable Treasury
            Security maturing in the same year as the Treasury Security specified above with the lowest yield published in The Wall Street Journal as of the applicable date. If the publication of such yield rates in The Wall Street Journal is discontinued for any reason, Lender shall select a security with a comparable rate and term to the Treasury Security used to determine the Assumed Reinvestment Rate. The selection of an alternate security pursuant to this Paragraph shall be made in Lender's discretion.

            Present Value Factor: the factor that discounts to present value the costs resulting to Lender from the difference in interest rates during the months remaining in the Yield Maintenance Period, using the Assumed Reinvestment Rate as the discount rate, with monthly compounding, expressed numerically as follows:

                                     [OBJECT OMITTED]

            n = number of months remaining in Yield Maintenance Period

            ARR = Assumed Reinvestment Rate

            (2) If the prepayment is made after the expiration of the Yield Maintenance Period but before the period set forth in Paragraph 10(b)(A) above, the prepayment premium shall be 1.0% of the unpaid principal balance of this Note.

(d) Any permitted or required prepayment of less than the unpaid principal balance of this Note shall not extend or postpone the due date of any subsequent monthly installments or change the amount of such installments, unless Lender agrees otherwise in writing.

(e) Borrower recognizes that any prepayment of the unpaid principal balance of this Note, whether voluntary or involuntary or resulting from a default by Borrower, will result in Lender's incurring loss, including reinvestment loss, additional expense and frustration or impairment of Lender's ability to meet its commitments to third parties. Borrower agrees to pay to Lender upon demand damages for the detriment caused by any prepayment, and agrees that it is extremely difficult and impractical to ascertain the extent of such damages. Borrower therefore acknowledges and agrees that the formula for calculating prepayment premiums set forth in this Note represents a reasonable estimate of the damages Lender will incur because of a prepayment.

(f) Borrower further acknowledges that the prepayment premium provisions of this Note are a material part of the consideration for the Loan, and acknowledges that the terms of this Note are in other respects more favorable to Borrower as a result of the Borrower's voluntary agreement to the prepayment premium provisions.

11. Costs and Expenses. To the fullest extent allowed by applicable law, Borrower shall pay all expenses and costs, including fees and out-of-pocket expenses of attorneys (including Lender's in-house attorneys) and expert witnesses and costs of investigation, incurred by Lender as a result of any default under this Note or in connection with efforts to collect any amount due under this Note, or to enforce the provisions of any of the other Loan Documents, including those incurred in post-judgment collection efforts and in any bankruptcy proceeding (including any action for relief from the automatic stay of any bankruptcy proceeding) or judicial or non-judicial foreclosure proceeding.

12. Forbearance. Any forbearance by Lender in exercising any right or remedy under this Note, the Security Instrument, or any other Loan Document or otherwise afforded by applicable law, shall not be a waiver of or preclude the exercise of that or any other right or remedy. The acceptance by Lender of any payment after the due date of such payment, or in an amount which is less than the required payment, shall not be a waiver of Lender's right to require prompt payment when due of all other payments or to exercise any right or remedy with respect to any failure to make prompt payment. Enforcement by Lender of any security for Borrower's obligations under this Note shall not constitute an election by Lender of remedies so as to preclude the exercise of any other right or remedy available to Lender.

13.  Waivers.  Presentment,  demand,  notice  of  dishonor,  protest,  notice of acceleration, notice of intent to demand or accelerate payment or maturity, presentment for payment, notice of nonpayment, grace, and diligence in collecting the Indebtedness are waived by Borrower and all endorsers and guarantors of this Note and all other third party obligors.

14. Loan Charges. Neither this Note nor any of the other Loan Documents shall be construed to create a contract for the use, forbearance or detention of money requiring payment of interest at a rate greater than the maximum interest rate permitted to be charged under applicable law. If any applicable law limiting the amount of interest or other charges permitted to be collected from Borrower in connection with the Loan is interpreted so that any interest or other charge provided for in any Loan Document, whether considered separately or together with other charges provided for in any other Loan Document, violates that law, and Borrower is entitled to the benefit of that law, that interest or charge is hereby reduced to the extent necessary to eliminate that violation. The amounts, if any, previously paid to Lender in excess of the permitted amounts shall be applied by Lender to reduce the unpaid principal balance of this Note. For the purpose of determining whether any applicable law limiting the amount of interest or other charges permitted to be collected from Borrower has been violated, all Indebtedness that constitutes interest, as well as all other charges made in connection with the Indebtedness that constitute interest, shall be deemed to be allocated and spread ratably over the stated term of the Note. Unless otherwise required by applicable law, such allocation and spreading shall be effected in such a manner that the rate of interest so computed is uniform throughout the stated term of the Note.

15. Commercial Purpose. Borrower represents that the Indebtedness is being incurred by Borrower solely for the purpose of carrying on a business or commercial enterprise, and not for personal, family, household or agricultural purposes.

16. Counting of Days. Except where otherwise specifically provided, any reference in this Note to a period of "days" means calendar days, not Business Days.

17. Governing Law. This Note shall be governed by the law of the jurisdiction in which the Land is located.

18. Captions. The captions of the paragraphs of this Note are for convenience only and shall be disregarded in construing this Note.

19. Notices; Written Modifications. All notices, demands and other communications required or permitted to be given by Lender to Borrower pursuant to this Note shall be given in accordance with Section 31 of the Security Instrument. Any modification or amendment to this Note shall be ineffective unless in writing signed by the party sought to be charged with such modification or amendment; provided, however, that in the event of a Transfer under the terms of the Security Instrument, any or some or all of the Modification to Multifamily Note may be modified or rendered void by Lender at Lender's option by notice to Borrower/transferee.

20. Consent to Jurisdiction and Venue. Borrower agrees that any controversy arising under or in relation to this Note shall be litigated exclusively in the jurisdiction in which the Land is located (the "Property Jurisdiction"). The state and federal courts and authorities with jurisdiction in the Property Jurisdiction shall have exclusive jurisdiction over all controversies which shall arise under or in relation to this Note. Borrower irrevocably consents to service, jurisdiction, and venue of such courts for any such litigation and waives any other venue to which it might be entitled by virtue of domicile, habitual residence or otherwise.

21. WAIVER OF TRIAL BY JURY. BORROWER AND LENDER EACH (A) AGREES NOT TO ELECT A TRIAL BY JURY WITH RESPECT TO ANY ISSUE ARISING OUT OF THIS NOTE OR THE RELATIONSHIP BETWEEN THE PARTIES AS LENDER AND BORROWER THAT IS TRIABLE OF RIGHT BY A JURY AND (B) WAIVES ANY RIGHT TO TRIAL BY JURY WITH RESPECT TO SUCH ISSUE TO THE EXTENT THAT ANY SUCH RIGHT EXISTS NOW OR IN THE FUTURE. THIS WAIVER OF RIGHT TO TRIAL BY JURY IS SEPARATELY GIVEN BY EACH PARTY, KNOWINGLY AND VOLUNTARILY WITH THE BENEFIT OF COMPETENT LEGAL COUNSEL.

      ATTACHED EXHIBIT.  The following Exhibit is attached to this Note:

            -----
              X       Exhibit A     Modifications to Multifamily Note
            -----

      IN WITNESS WHEREOF, Borrower has signed and delivered this Note under seal or has caused this Note to be signed and delivered under seal by its duly authorized representative. Borrower intends that this Note shall be deemed to be signed and delivered as a sealed instrument.

                                  BEXLEY HOUSE, L.P., a Delaware limited
                                  partnership

                                  By: Bexley House GP, L.L.C., a South Carolina limited liability company, its General Partner

                                  By: Davidson Income Real Estate, L.P., a
                                      Delaware limited partnership, its Sole
                                      Member

                                  By: Davidson Diversified Properties,
                                      Inc., a Tennessee corporation, its
                                      General Partner

                                  By:  _______________________
                                       Patti K. Fielding
                                       Senior Vice President

                                   57-0984772
                                   Borrower's Social Security/Employer ID Number

PAY TO THE ORDER OF FEDERAL HOME LOAN MORTGAGE CORPORATION, WITHOUT RECOURSE, THIS THE ___ DAY OF DECEMBER, 2000.

REILLY MORTGAGE GROUP, INC., a District
   of Columbia corporation



By:_________________________________
   Brenda R. Dutrow
   Assistant Vice President

                                    EXHIBIT A

                        MODIFICATIONS TO MULTIFAMILY NOTE

1. The first sentence of Paragraph 8 of the Note ("Default Rate") is hereby deleted and replaced with the following:

            So long as (a) any monthly installment under this Note remains past due for more than thirty (30) days or (b) any other event of Default has occurred and is continuing, interest under this Note shall accrue on the unpaid principal balance from the earlier of the due date of the first unpaid monthly installment or the occurrence of such other Event of Default, as applicable, at a rate (the "Default Rate") equal to the lesser of (1) the maximum interest rate which may be collected from Borrower under applicable law or (2) the greater of (i) three percent (3%) above the Interest Rate or (ii) four percent (4.0%) above the then-prevailing Prime Rate. As used herein, the term "Prime Rate" shall mean the rate of interest announced by The Wall Street Journal from time to time as the "Prime Rate".

2.  Paragraph 9(c) of the Note is amended to add the following subparagraph (4):

(4) failure by Borrower to pay the amount of the water and sewer charges, taxes, fire, hazard or other insurance premiums, ground rents, assessments or other charges in accordance with the terms of the Security Instrument.

3. Paragraph 19 is modified by deleting: "; provided, however, that in the event of a Transfer under the terms of the Security Instrument, any or some or all of the Modifications to Multifamily Note may be modified or rendered void by Lender at Lender's option by notice to Borrower/transferee" in the last sentence of the Paragraph; and by adding the following new sentence:

            The Modifications to Multifamily Note set forth in this Exhibit A shall be null and void unless title to the Mortgaged Property is vested in an entity whose Controlling Interest(s) are directly or indirectly held by AIMCO REIT or AIMCO OP. The capitalized terms used in this paragraph are defined in the Security Instrument.