Form 10QSB
period 2001-03-31
DAVIDSON INCOME REAL ESTATE LP
filed 2001-05-15
CIK 768598

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

                   For the quarterly period ended March 31, 2001


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

ITEM 1.     FINANCIAL STATEMENTS

a)

                         DAVIDSON INCOME REAL ESTATE, L.P.

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                          (in thousands, except unit data)

                                 March 31, 2001



Assets
   Cash and cash equivalents                                                 $  468
   Receivables and deposits                                                     140
   Restricted escrows                                                           254
   Other assets                                                                 260
   Investment in joint venture                                                   76
   Investment properties:
       Land                                                  $ 4,120
       Buildings and related personal property                 22,284
                                                               26,404
       Less accumulated depreciation                          (13,314)       13,090
                                                                           $ 14,288
Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                                          $ 90
   Tenant security deposit liabilities                                           69
   Accrued property taxes                                                       165
   Other liabilities                                                            254
   Mortgage notes payable                                                    12,867

Partners' (Deficit) Capital
   General partners                                           $ (746)
   Limited partners (26,776 units issued and
      outstanding)                                              1,589           843
                                                                           $ 14,288


            See Accompanying Notes to Consolidated Financial Statements


b)

                         DAVIDSON INCOME REAL ESTATE, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)


                                                               Three Months Ended
                                                                    March 31,
                                                               2001          2000
Revenues:
   Rental income                                              $1,168        $1,207
   Other income                                                   63            53
      Total revenues                                           1,231         1,260

Expenses:
   Operating                                                     552           462
   General and administrative                                     58            37
   Depreciation                                                  267           255
   Interest                                                      259           246
   Property taxes                                                116            95
      Total expenses                                           1,252         1,095

(Loss) income before equity in income of joint venture           (21)          165
Equity in income of joint venture                                 29            16

Net income                                                      $ 8          $ 181

Net income allocated to general partners (3%)                  $ --           $ 5
Net income allocated to limited partners (97%)                     8           176

                                                                $ 8          $ 181

Net income per limited partnership unit                       $ 0.30        $ 6.57

Distributions per limited partnership unit                    $ 6.76         $ --

            See Accompanying Notes to Consolidated Financial Statements


c)

                         DAVIDSON INCOME REAL ESTATE, L.P.

          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)
                          (in thousands, except unit data)



                                     Limited
                                   Partnership   General      Limited
                                      Units      Partners    Partners       Total

Original capital contributions        26,776       $ 1        $26,776      $26,777

Partners' (deficit) capital at
   December 31, 2000                  26,776      $ (740)     $ 1,762      $ 1,022

Distributions to partners                 --          (6)        (181)        (187)

Net income for the three months
   ended March 31, 2001                   --          --            8            8

Partners' (deficit) capital
   at March 31, 2001                  26,776      $ (746)     $ 1,589       $ 843


            See Accompanying Notes to Consolidated Financial Statements


d)

                         DAVIDSON INCOME REAL ESTATE, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                          (in thousands, except unit data)


                                                                 Three Months Ended
                                                                       March 31,
                                                                  2001        2000
Cash flows from operating activities:
  Net income                                                      $ 8         $ 181
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                                     267         255
   Amortization of discounts and loan costs                          16          21
   Equity in income of joint venture                                (29)        (16)
   Change in accounts:
      Receivables and deposits                                       59         172
      Other assets                                                  (54)        (35)
      Accounts payable                                              (30)        (44)
      Tenant security deposit liabilities                            (3)         (4)
      Accrued property taxes                                       (107)       (197)
      Other liabilities                                              43         (37)
       Net cash provided by operating activities                    170         296

Cash flows from investing activities:
  Property improvements and replacements                           (128)       (308)
  Net withdrawals from (deposits to) restricted escrows              22         (18)
  Distributions from joint venture                                   62          33
       Net cash used in investing activities                        (44)       (293)

Cash flows from financing activities:
  Payments on mortgage notes payable                                (37)        (39)
  Distributions to partners                                        (187)       (380)
  Loan costs paid                                                    (7)         --
       Net cash used in financing activities                       (231)       (419)

Net decrease in cash and cash equivalents                          (105)       (416)

Cash and cash equivalents at beginning of period                    573       1,675
Cash and cash equivalents at end of period                       $ 468       $1,259

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 230        $ 225


            See Accompanying Notes to Consolidated Financial Statements


e)

                         DAVIDSON INCOME REAL ESTATE, L.P.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Davidson Income Real Estate, L.P. (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of
Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Diversified Properties, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Principles of Consolidation

The consolidated financial statements of the Partnership include its 100% ownership interests in the following partnerships: Bexley House, L.P. and Davidson IRE Associates, L.P. All significant interpartnership balances have been eliminated.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with the Managing General Partner and/or its affiliates were incurred during the three months ended March 31, 2001 and 2000:

                                                                  2001      2000
                                                                  (in thousands)
 Property management fees (included in operating expenses)        $ 64      $ 64
 Reimbursement for services of affiliates (included in
   general and administrative expense)                              56        21

During the three months ended March 31, 2001 and 2000, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $64,000 for both the three months ended March 31, 2001 and 2000.

An affiliate of the Managing General Partner received reimbursements of accountable administrative expenses amounting to approximately $56,000 and $21,000 for the three months ended March 31, 2001 and 2000, respectively.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 11,495 limited partnership units in the Partnership representing 42.93% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 42.93% of the outstanding units, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

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

The Partnership received distributions of approximately $62,000 and $33,000 from the joint venture during the three months ended March 31, 2001 and 2000, respectively. For the three months ended March 31, 2001 and 2000, the Partnership recognized equity in the income of the joint venture of approximately $29,000 and $16,000, respectively.

Note D - Distributions

During the three months ended March 31, 2001, the Partnership paid a cash distribution from operations of approximately $187,000 of which approximately $181,000 ($6.76 per limited partnership unit) was paid to the limited partners. This distribution consisted of cash from operations of approximately $120,000 (approximately $116,000 to the limited partners or $4.33 per limited partnership unit) and the remaining proceeds from the refinancing of the mortgage encumbering Bexley House Apartments of approximately $67,000 (approximately $65,000 to the limited partners or $2.43 per limited partnership unit). Subsequent to March 31, 2001, the Partnership declared and paid a distribution from operations of approximately $123,000 (approximately $119,000 to the limited partners or $4.44 per limited partnership unit). During the three months ended March 31, 2000, the Partnership paid a cash distribution from operations which was declared and accrued at December 31, 1999, of approximately $380,000 of which approximately $368,000 ($13.74 per limited partnership unit) was paid to the limited partners.

Note E - Segment Information

Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. The Managing General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the consolidated financial statements as currently presented.

Note F - Legal Proceedings

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. The Court has also scheduled a hearing on a motion for class certification for August 27, 2001. Plaintiffs must file their motion for class certification no later than June 15, 2001. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2001 and 2000:

                                                   Average Occupancy
      Property                                      2001       2000

      Northsprings Apartments                       85%        98%
         Atlanta, Georgia (1)
      Lakeside Apartments                           90%        92%
         Charlotte, North Carolina
      Bexley House Apartments                       93%        92%
         Columbus, Ohio
      Covington Pointe Apartments                   92%        90%
         Dallas, Texas

(1) The Managing General Partner attributes the decrease in occupancy at Northsprings Apartments to strong competition in the area.

Results of Operations

The Partnership's net income for the three months ended March 31, 2001, was approximately $8,000 compared to approximately $181,000 for the corresponding period in 2000. The decrease in net income for the three month period is primarily attributable to a decrease in total revenues and an increase in total expenses partially offset by an increase in income from the joint venture. Total revenues decreased due to a decrease in rental income partially offset by an increase in other income. Rental income decreased due to a decrease in average occupancy at Northsprings Apartments, as discussed above, partially offset by an increase in average rental rate at all of the Partnership's properties except Bexley House Apartments. Other income increased primarily due to an increase in lease cancellation fees at Covington Pointe Apartments and Lakeside Apartments.

Total expenses increased due to an increase in operating, interest and property tax, general and administrative and depreciation expenses. Operating expenses increased primarily due to an increase in property expense. Property expense increased due to an increase in employee salaries and employee related expense at all of the Partnership's investment properties.

Interest expense increased primarily due to the refinancing of the mortgage encumbering Bexley House Apartments on December 15, 2000, replacing a mortgage indebtedness of approximately $1,205,000 with a new mortgage of approximately $2,425,000. Property tax expense increased due to the timing of the receipt of the tax bills for all the Partnership's investment properties which affected the recording of the accrual at both March 31, 2001 and 2000, offset by a tax refund received at Northsprings Apartments during the period ending March 31, 2001 for property tax paid in a previous year. General and administrative expenses increased due primarily to an increase in the cost of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement and to an increase in professional fees. Also included in general and administrative expenses were costs associated with the quarterly and annual communications with the investors and regulatory agencies and the annual audit required by the Partnership Agreement. Depreciation expense increased due to capital improvements placed into service during the prior twelve months.

Partially offsetting the decrease in net income for the three months ended March 31, 2001, was an increase in equity in income of the joint venture property from approximately $16,000 at March 31, 2000, to approximately $29,000 at March 31, 2001. The Partnership owns a 17.5% interest in Sterling Crest Joint Venture (the "Joint Venture"). Equity in income from the joint venture increased due primarily to increased rental income and decreased operating expenses of the joint venture. Rental income increased due to increased occupancy. Operating expenses decreased due to a decrease in maintenance expense partially offset by an increase in interest expense.

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

Liquidity and Capital Resources

At March 31, 2001, the Partnership had cash and cash equivalents of approximately $468,000 compared to approximately $1,259,000 at March 31, 2000. The decrease in cash and cash equivalents for the three months ended March 31, 2001 from the Partnership's year ended December 31, 2000, was approximately $105,000. This decrease is due to approximately $231,000 of cash used in financing activities and approximately $44,000 of cash used in investing activities partially offset by approximately $170,000 of cash provided by operating activities. Cash used in financing activities consisted primarily of distributions paid to the partners, payments of principal made on the mortgages encumbering the Partnership's investment properties and, to a lesser extent, additional loan costs paid in relation to the refinancing of the mortgages encumbering Bexley House Apartments, as discussed below. Cash used in investing activities consisted of property improvements and replacements partially offset by net withdrawals from restricted escrows maintained by the mortgage lenders and distributions received from the Partnership's joint venture. The Partnership invests its working capital reserves in interest bearing accounts.

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

Northsprings Apartments

Approximately $46,000 is budgeted for capital improvements for the year 2001 at Northsprings Apartments consisting primarily of floor covering replacements, wall covering replacements, and appliance replacements. During the three months ended March 31, 2001, the Partnership completed approximately $41,000 of budgeted capital improvements at Northsprings Apartments, consisting primarily of cabinets, countertops, plumbing upgrades, resurfacing, and floor covering replacements. These improvements were funded from operating cash flow.

Lakeside Apartments

Approximately $105,000 is budgeted for capital improvements for the year 2001 at Lakeside Apartments consisting primarily of floor covering replacements, major landscaping, wall covering replacements, air conditioning unit replacements, appliance replacements, and other structural improvements. During the three months ended March 31, 2001, the Partnership completed approximately $56,000 of budgeted capital improvements at Lakeside Apartments, consisting primarily of floor covering replacements, major landscaping, appliances replacements, and sewer and structural upgrades. These improvements were funded primarily from replacement reserves.

Bexley House Apartments

Approximately $40,000 is budgeted for capital improvements for the year 2001 at Bexley House Apartments consisting primarily of floor covering replacements, HVAC upgrades, and appliance replacements. During the three months ended March 31, 2001, the Partnership completed approximately $5,000 of budgeted capital improvements at Bexley House, consisting primarily of maintenance equipment and elevator enhancements. These improvements were funded from operating cash flow.

Covington Pointe Apartments

Approximately $52,000 is budgeted for capital improvements for the year 2001 at Covington Pointe Apartments consisting primarily of floor covering replacements, interior decoration, HVAC replacements, and appliance replacements. During the three months ended March 31, 2001, the Partnership completed approximately $26,000 of budgeted capital improvements at Covington Pointe Apartments, consisting primarily of pool upgrades, floor covering replacements, and fixtures upgrades. These improvements were funded primarily from operating cash flow.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

On December 15, 2000, the Partnership refinanced the mortgage encumbering Bexley House Apartments. The refinancing replaced mortgage indebtedness of approximately $1,205,000 with a new mortgage of $2,425,000. The mortgage was refinanced at a rate of 7.32%, as compared to the prior rate of 7.60%, and the new mortgage matures on January 1, 2021. The Partnership was also required to establish a repair escrow of approximately $96,000 at the date of the refinancing. Capitalized loan costs incurred for the refinancing were approximately $38,000 as of December 31, 2000. During the three months ended March 31, 2001, the Partnership incurred additional loan costs of approximately $7,000.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $12,867,000, net of discounts, is amortized over varying periods. The Managing General Partner will attempt to refinance and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

During the three months ended March 31, 2001, the Partnership paid a cash distribution from operations of approximately $187,000 of which approximately $181,000 ($6.76 per limited partnership unit) was paid to the limited partners. This distribution consisted of cash from operations of approximately $120,000 (approximately $116,000 to the limited partners or $4.33 per limited partnership unit) and the remaining proceeds from the refinancing of the mortgage encumbering Bexley House Apartments of approximately $67,000 (approximately $65,000 to the limited partners or $2.43 per limited partnership unit). Subsequent to March 31, 2001, the Partnership declared and paid a distribution from operations of approximately $123,000 (approximately $119,000 to the limited partners or $4.44 per limited partnership unit). During the three months ended March 31, 2000, the Partnership paid a cash distribution from operations which was declared and accrued at December 31, 1999, of approximately $380,000 of which approximately $368,000 ($13.74 per limited partnership unit) was paid to the limited partners. The Partnership's distribution policy is reviewed on a quarterly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit further distributions to its partners during the remainder of 2001 or subsequent periods. Distributions may be restricted by the requirement to deposit net operating income into a reserve account until it is funded a minimum of $200 and a maximum of $400 per apartment unit at Northsprings Apartments and Covington Pointe Apartments for a total of approximately $60,000 to $120,000. At March 31, 2001, the maximum balance was attained.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 11,495 limited partnership units in the Partnership representing 42.93% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 42.93% of the outstanding units, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. The Court has also scheduled a hearing on a motion for class certification for August 27, 2001. Plaintiffs must file their motion for class certification no later than June 15, 2001. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2001.

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