Form 10QSB
period 2001-06-30
DAVIDSON INCOME REAL ESTATE LP
filed 2001-08-06
CIK 768598

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

                    For the quarterly period ended June 30, 2001


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

ITEM 1.     FINANCIAL STATEMENTS

a)

                         DAVIDSON INCOME REAL ESTATE, L.P.

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                          (in thousands, except unit data)

                                  June 30, 2001



Assets
   Cash and cash equivalents                                                 $  556
   Receivables and deposits                                                     148
   Restricted escrows                                                           239
   Other assets                                                                 227
   Investment in joint venture                                                   36
   Investment properties:
       Land                                                  $ 4,120
       Buildings and related personal property                 22,419
                                                               26,539
       Less accumulated depreciation                          (13,586)       12,953
                                                                           $ 14,159
Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                                          $ 95
   Tenant security deposit liabilities                                           69
   Accrued property taxes                                                       245
   Other liabilities                                                            267
   Mortgage notes payable                                                    12,828

Partners' (Deficit) Capital
   General partners                                           $ (751)
   Limited partners (26,776 units issued and
      outstanding)                                              1,406           655
                                                                           $ 14,159


            See Accompanying Notes to Consolidated Financial Statements

b)

                         DAVIDSON INCOME REAL ESTATE, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except per unit data)


                                       Three Months Ended        Six Months Ended
                                            June 30,                 June 30,
                                       2001          2000        2001        2000
Revenues:
  Rental income                       $ 1,162      $ 1,199      $ 2,330     $ 2,406
  Other income                             61           72          124         125
     Total revenues                     1,223        1,271        2,454       2,531

Expenses:
  Operating                               506          448        1,058         910
  General and administrative               60           67          118         104
  Depreciation                            272          243          539         498
  Interest                                260          246          519         492
  Property taxes                          128           96          244         191
     Total expenses                     1,226        1,100        2,478       2,195

(Loss) income before equity in
  income of joint venture                  (3)         171          (24)        336
Equity in income of joint venture          22           24           51          40

Net income                             $ 19         $ 195        $ 27        $ 376

Net income allocated to
  general partners (3%)                 $ 1          $ 6          $ 1        $ 11
Net income allocated to
  limited partners (97%)                   18          189           26         365
                                       $ 19         $ 195        $ 27        $ 376
Net income per limited
  partnership unit                    $ 0.67        $ 7.06      $ 0.97      $ 13.63

Distributions per limited
  partnership unit                    $ 7.51       $ 40.41      $ 14.27     $ 40.41

            See Accompanying Notes to Consolidated Financial Statements

c)

                         DAVIDSON INCOME REAL ESTATE, L.P.

          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)
                          (in thousands, except unit data)



                                     Limited
                                   Partnership   General      Limited
                                      Units      Partners    Partners       Total

Original capital contributions        26,776       $ 1        $26,776      $26,777

Partners' (deficit) capital at
   December 31, 2000                  26,776      $ (740)     $ 1,762      $ 1,022

Distributions to partners                 --         (12)        (382)        (394)

Net income for the six months
   ended June 30, 2001                    --           1           26           27

Partners' (deficit) capital
   at June 30, 2001                   26,776      $ (751)     $ 1,406       $ 655


            See Accompanying Notes to Consolidated Financial Statements

d)

                         DAVIDSON INCOME REAL ESTATE, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                  Six Months Ended
                                                                        June 30,
                                                                  2001        2000
Cash flows from operating activities:
  Net income                                                      $ 27        $ 376
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                                     539          498
   Amortization of discounts and loan costs                          32           40
   Equity in income of joint venture                                (51)         (40)
   Change in accounts:
      Receivables and deposits                                       51          160
      Other assets                                                  (34)         (13)
      Accounts payable                                              (25)         (28)
      Tenant security deposit liabilities                            (3)          (3)
      Accrued property taxes                                        (27)        (155)
      Other liabilities                                              56          (19)
       Net cash provided by operating activities                    565          816

Cash flows from investing activities:
  Property improvements and replacements                           (263)        (435)
  Net withdrawals from (deposits to) restricted escrows              37          (78)
  Distributions from joint venture                                  124           83
       Net cash used in investing activities                       (102)        (430)

Cash flows from financing activities:
  Payments on mortgage notes payable                                (80)         (77)
  Distributions to partners                                        (394)      (1,326)
  Loan cost paid                                                     (6)          --
       Net cash used in financing activities                       (480)      (1,403)

Net decrease in cash and cash equivalents                           (17)      (1,017)

Cash and cash equivalents at beginning of period                    573        1,675
Cash and cash equivalents at end of period                       $ 556        $ 658

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 475        $ 451

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

            See Accompanying Notes to Consolidated Financial Statements


e)
                         DAVIDSON INCOME REAL ESTATE, L.P.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Davidson Income Real Estate, L.P. (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of
Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Diversified Properties, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Principles of Consolidation

The consolidated financial statements of the Partnership include its 100% ownership interests in the following partnerships: Bexley House, L.P. and Davidson IRE Associates, L.P. All significant interpartnership balances have been eliminated.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with the Managing General Partner and/or its affiliates were incurred during the six months ended June 30, 2001 and 2000:

                                                                  2001      2000
                                                                  (in thousands)

 Property management fees (included in operating expenses)        $127      $127
 Reimbursement for services of affiliates (included in
   general and administrative expenses, operating expense
   and investment properties)                                       90        50

During the six months ended June 30, 2001 and 2000, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $127,000 for both the six months ended June 30, 2001 and 2000.

An affiliate of the Managing General Partner received reimbursements of accountable administrative expenses amounting to approximately $90,000 and $50,000 for the six months ended June 30, 2001 and 2000, respectively.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 11,538 limited partnership units in the Partnership representing 43.09% of the outstanding units at June 30, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 43.09% of the outstanding units, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

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

The Partnership received distributions of approximately $124,000 and $83,000 from the joint venture during the six months ended June 30, 2001 and 2000, respectively. For the six months ended June 30, 2001 and 2000, the Partnership recognized equity in the income of the joint venture of approximately $51,000 and $40,000, respectively.

Note D - Commitments and Contingencies

The Partnership Agreement provides for payment of a fee to the Managing General Partner for managing the affairs of the Partnership. The fee is 2% of adjusted cash from operations, as defined in the Partnership Agreement. The fee is payable only after the Partnership has distributed, to all limited partners, adjusted cash from operations in any year equal to 10% of their adjusted invested capital as defined in the partnership agreement. No fees were payable for the six months ended June 30, 2001 and 2000.

Note E - Distributions

During the six months ended June 30, 2001, the Partnership paid cash distributions of approximately $394,000 of which approximately $382,000 ($14.27 per limited partnership unit) was paid to the limited partners. These distributions consisted of cash from operations of approximately $327,000 (approximately $317,000 to the limited partners or $11.84 per limited partnership unit) and the remaining proceeds from the refinancing of the mortgage encumbering Bexley House Apartments of approximately $67,000 (approximately $65,000 to the limited partners or $2.43 per limited partnership unit). Subsequent to June 30, 2001, the Partnership declared and paid a distribution from operations of approximately $127,000 (approximately $123,000 to the limited partners or $4.59 per limited partnership unit). In January 2000, the Partnership paid a cash distribution from operations, which was declared and accrued at December 31, 1999, of approximately $380,000 (approximately $369,000 to the limited partners or $13.78 per limited partnership unit). In May 2000, the Partnership declared and paid a distribution of approximately $840,000 (approximately $815,000 to the limited partners or $30.44 per limited partnership unit) from operations. In June 2000, the Partnership declared a distribution of approximately $275,000 (approximately $267,000 to the limited partners or $9.97 per limited partnership unit) from operations. Approximately $106,000 of this distribution was paid to affiliates of the Managing General Partner. The remaining $169,000 was paid subsequent to June 30, 2000.

Note F - Segment Information

Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and required that those enterprises report selected information about operating segments in interim financial reports. It also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. The Managing General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the consolidated financial statements as currently presented.

Note G - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. Plaintiffs have until August 16, 2001 to file a fourth amended complaint. The Managing General Partner does not anticipate that any costs, whether legal or settlement costs, associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2001 and 2000:

                                                   Average Occupancy
      Property                                      2001       2000

      Northsprings Apartments (1)                   89%        96%
         Atlanta, Georgia
      Lakeside Apartments (2)                       88%        92%
         Charlotte, North Carolina
      Bexley House Apartments (3)                   92%        95%
         Columbus, Ohio
      Covington Pointe Apartments                   90%        90%
         Dallas, Texas

(1) The Managing General Partner attributes the decrease in occupancy at Northsprings Apartments to a softening market in the area.

(2) The Managing General Partner attributes the decrease in occupancy at Lakeside Apartments to an influx of new apartment units coming on line, low home mortgage interest rates and lay-offs in the area.

(3) The Managing General Partner attributes the decrease in occupancy at Bexley House to a change in demographics in the community.

Results of Operations

The Partnership's net income for the six months ended June 30, 2001, was approximately $27,000 compared to approximately $376,000 for the corresponding period in 2000. The Partnership's net income for the three months ended June 30, 2001 was approximately $19,000 compared to approximately $195,000 for the corresponding period in 2000. The decrease in net income for the six months ended June 30, 2001 is primarily attributable to a decrease in total revenues and an increase in total expenses partially offset by an increase in the equity in income of the joint venture. The decrease in net income for the three months ending June 30, 2001 is primarily attributable to a decrease in total revenues and the equity in income of the joint venture and an increase in total expenses. Total revenues for the three and six months ended June 30, 2001 decreased as a result of a decrease in rental income. Rental income decreased due to a decrease in average occupancy at Northsprings Apartments, Lakeside Apartments, and Bexley House Apartments partially offset by an increase in average rental rates at all of the Partnership's properties.

For the three and six months ended June 30, 2001 the increase in total expenses is primarily attributable to an increase in operating expense, depreciation expense, interest expense and property tax expense. Operating expense increased due to an increase in property expense and advertising expense. Property expense increased primarily due to an increase in employee related expense at all of the Partnership's investment properties and to an increase in courtesy patrol at Northsprings Apartments. Advertising expense increased due to efforts to increase occupancy at Bexley House Apartments and Lakeside Apartments. Depreciation expense increased due to new assets being placed in service during the past twelve months. Interest expense increased due to the refinancing of the mortgage encumbering Bexley House Apartments in December of 2000. Property tax expense increased due to an increase in the assessed value at Covington Pointe Apartments and Northsprings Apartments and to an increase in the tax rate at Bexley House Apartments.

General and administrative expenses increased for the six months ended June 30, 2001, primarily due to an increase in the cost of services in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expense were costs associated with the quarterly and annual communications with the investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Partially offsetting the decrease in overall net income for the six months ended June 30, 2001, was an increase in equity in income of the joint venture property. The Partnership owns a 17.5% interest in Sterling Crest Joint Venture (the "Joint Venture"). Equity in income from the joint venture increased primarily due to increased rental revenue and decreased operating expenses of the joint venture property. Rental revenues increased due to increased average rental rates and occupancy at Brighton Crest. Operating expense decreased due to decreased maintenance expense partially offset by increased interest expense.

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

Liquidity and Capital Resources

At June 30, 2001, the Partnership had cash and cash equivalents of approximately $556,000 compared to approximately $658,000 at June 30, 2000. The decrease in cash and cash equivalents for the six months ended June 30, 2001 from the
Partnership's year ended December 31, 2000, was approximately $17,000. This decrease is due to approximately $480,000 of cash used in financing activities and approximately $102,000 of cash used in investing activities partially offset by approximately $565,000 of cash provided by operating activities. Cash used in financing activities consisted primarily of distributions paid to the partners, payments of principal made on the mortgages encumbering the Partnership's investment properties and, to a lesser extent, additional loan costs paid in relation to the refinancing of the mortgages encumbering Bexley House Apartments, as discussed below. Cash used in investing activities consisted of property improvements and replacements partially offset by net withdrawals from restricted escrows maintained by the mortgage lenders and distributions received from the Partnership's joint venture. The Partnership invests its working capital reserves in interest bearing accounts.

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

Northsprings Apartments

Approximately $49,000 is budgeted for capital improvements for the year 2001 at Northsprings Apartments consisting primarily of floor covering replacement, wall covering replacement, and appliance replacements. During the six months ended June 30, 2001, the Partnership completed approximately $77,000 of budgeted and nonbudgeted capital improvements at Northsprings Apartments, consisting primarily of cabinets, wall coverings, plumbing fixture upgrades, parking area resurfacing, and appliance and floor covering replacements. These improvements were funded from operating cash flow.

Lakeside Apartments

Approximately $116,000 is budgeted for capital improvements for the year 2001 at Lakeside Apartments consisting primarily of floor covering replacement, major landscaping, wall covering replacement, air conditioning unit replacements, appliance replacements, and other structural improvements. During the six months ended June 30, 2001, the Partnership completed approximately $123,000 of budgeted and nonbudgeted capital improvements at Lakeside Apartments, consisting primarily of floor covering replacements, major landscaping, appliance replacements, HVAC and structural upgrades. These improvements were funded from replacement reserves and operating cash flow.

Bexley House Apartments

Approximately $57,000 is budgeted for capital improvements for the year 2001 at Bexley House Apartments consisting primarily of floor covering replacements, HVAC upgrades and appliance replacements. During the six months ended June 30, 2001, the Partnership completed approximately $12,000 of budgeted capital improvements at Bexley House, consisting primarily of maintenance equipment, HVAC upgrades and floor covering replacements. These improvements were funded from replacement reserves and operating cash flow.

Covington Pointe Apartments

Approximately $65,000 is budgeted for capital improvements for the year 2001 at Covington Pointe Apartments consisting primarily of floor covering replacements, interior decoration, HVAC replacements, and appliance replacements. During the six months ended June 30, 2001, the Partnership completed approximately $51,000 of budgeted capital improvements at Covington Pointe Apartments, consisting primarily of swimming pool upgrades, floor covering replacements, parking area improvements, interior decoration, and structural upgrades. These improvements were funded primarily from operating cash flow.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

On December 15, 2000, the Partnership refinanced the mortgage encumbering Bexley House Apartments. The refinancing replaced mortgage indebtedness of approximately $1,205,000 with a new mortgage of $2,425,000. The mortgage was refinanced at a rate of 7.32%, as compared to the prior rate of 7.60%, and the new mortgage matures on January 1, 2021. The Partnership was also required to establish a repair escrow of approximately $96,000 at the date of the refinancing. Capitalized loan costs incurred for the refinancing were approximately $38,000 as of December 31, 2000. During the six months ended June 30, 2001, the Partnership incurred additional loan costs of approximately $6,000.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $12,828,000, net of discounts, is amortized over varying periods. The Managing General Partner will attempt to refinance and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

During the six months ended June 30, 2001, the Partnership paid cash distributions of approximately $394,000 of which approximately $382,000 ($14.27 per limited partnership unit) was paid to the limited partners. These distributions consisted of cash from operations of approximately $327,000 (approximately $317,000 to the limited partners or $11.84 per limited partnership unit) and the remaining proceeds from the refinancing of the mortgage encumbering Bexley House Apartments of approximately $67,000 (approximately $65,000 to the limited partners or $2.43 per limited partnership unit). Subsequent to June 30, 2001, the Partnership declared and paid a distribution from operations of approximately $127,000 (approximately $123,000 to the limited partners or $4.59 per limited partnership unit). In January 2000, the Partnership paid a cash distribution from operations, which was declared and accrued at December 31, 1999, of approximately $380,000 (approximately $369,000 to the limited partners or $13.78 per limited partnership unit). In May 2000, the Partnership declared and paid a distribution of approximately $840,000 (approximately $815,000 to the limited partners or $30.44 per limited partnership unit) from operations. In June 2000, the Partnership declared a distribution of approximately $275,000 (approximately $267,000 to the limited partners or $9.97 per limited partnership unit) from operations. Approximately $106,000 of this distribution was paid to affiliates of the Managing General Partner. The remaining $169,000 was paid subsequent to June 30, 2000. The Partnership's distribution policy is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit further distributions to its partners during the remainder of 2001 or subsequent periods. Distributions may be restricted by the requirement to deposit net operating income into a reserve account until it is funded a minimum of $200 and a maximum of $400 per apartment unit at Northsprings Apartments and Covington Pointe Apartments for a total of approximately $60,000 to $120,000. At June 30, 2001, the maximum balance was attained.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 11,538 limited partnership units in the Partnership representing 43.09% of the outstanding units at June 30, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 43.09% of the outstanding units, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. Plaintiffs have until August 16, 2001 to file a fourth amended complaint. The Managing General Partner does not anticipate that any costs, whether legal or settlement costs, associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended June 30, 2001.

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