Form 10QSB
period 2001-09-30
DAVIDSON INCOME REAL ESTATE LP
filed 2001-11-02
CIK 768598

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

              For the quarterly period ended September 30, 2001


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

ITEM 1.     FINANCIAL STATEMENTS

a)

                      DAVIDSON INCOME REAL ESTATE, L.P.

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                       (in thousands, except unit data)

                               September 30, 2001


Assets
   Cash and cash equivalents                                                 $  455
   Receivables and deposits                                                     156
   Restricted escrows                                                           255
   Other assets                                                                 208
   Investment in joint venture                                                   20
   Investment properties:
       Land                                                  $ 4,120
       Buildings and related personal property                 22,695
                                                               26,815
       Less accumulated depreciation                          (13,850)       12,965
                                                                           $ 14,059
Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                                          $ 159
   Tenant security deposit liabilities                                           65
   Accrued property taxes                                                       270
   Other liabilities                                                            204
   Mortgage notes payable                                                    12,789

Partners' (Deficit) Capital
   General partners                                           $ (754)
   Limited partners (26,776 units issued and
      outstanding)                                              1,326           572
                                                                           $ 14,059

         See Accompanying Notes to Consolidated Financial Statements


b)

                      DAVIDSON INCOME REAL ESTATE, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     (in thousands, except per unit data)


                                       Three Months Ended        Nine Months Ended
                                         September 30,             September 30,
                                       2001          2000        2001        2000
Revenues:
  Rental income                       $ 1,195      $ 1,198      $ 3,525     $ 3,604
  Other income                             77           61          201         186
     Total revenues                     1,272        1,259        3,726       3,790

Expenses:
  Operating                               562          523        1,620       1,433
  General and administrative               59           87          177         191
  Depreciation                            264          264          803         762
  Interest                                261          244          780         736
  Property taxes                          110           98          354         289
     Total expenses                     1,256        1,216        3,734       3,411

Income (loss) before equity in income
  of joint venture                         16           43           (8)        379
Equity in income of joint venture          28           24           79          64

Net income                             $ 44          $ 67        $ 71        $ 443

Net income allocated to
  general partners (3%)                 $ 1          $ 2          $ 2        $ 13
Net income allocated to
  limited partners (97%)                   43           65           69         430

                                       $ 44          $ 67        $ 71        $ 443
Net income per limited
  partnership unit                    $ 1.61        $ 2.43      $ 2.58      $ 16.06

Distributions per limited
  partnership unit                    $ 4.59         $ --       $ 18.86     $ 40.41

         See Accompanying Notes to Consolidated Financial Statements

c)

                      DAVIDSON INCOME REAL ESTATE, L.P.

       CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)
                       (in thousands, except unit data)



                                     Limited
                                   Partnership   General      Limited
                                      Units      Partners    Partners       Total

Original capital contributions        26,776       $ 1        $26,776      $26,777

Partners' (deficit) capital at
   December 31, 2000                  26,776      $ (740)     $ 1,762      $ 1,022

Distributions to partners                 --         (16)        (505)        (521)

Net income for the nine months
   ended September 30, 2001               --           2           69           71

Partners' (deficit) capital
   at September 30, 2001              26,776      $ (754)     $ 1,326       $ 572

         See Accompanying Notes to Consolidated Financial Statements


d)

                      DAVIDSON INCOME REAL ESTATE, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                 Nine Months Ended
                                                                   September 30,
                                                                  2001        2000
Cash flows from operating activities:
  Net income                                                      $ 71        $ 443
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                                     803          762
   Amortization of discounts and loan costs                          49           58
   Equity in income of joint venture                                (79)         (64)
   Change in accounts:
      Receivables and deposits                                       43          163
      Other assets                                                  (23)         (40)
      Accounts payable                                               (9)         (19)
      Tenant security deposit liabilities                            (7)          (8)
      Accrued property taxes                                         (2)        (126)
      Other liabilities                                              (7)          30
       Net cash provided by operating activities                    839        1,199

Cash flows from investing activities:
  Property improvements and replacements                           (491)        (603)
  Net withdrawals from (deposits to) restricted escrows              21          (38)
  Distributions from joint venture                                  168           83
       Net cash used in investing activities                       (302)        (558)

Cash flows from financing activities:
  Payments on mortgage notes payable                               (123)        (116)
  Distributions to partners                                        (521)      (1,495)
  Loan cost paid                                                    (11)          --
       Net cash used in financing activities                       (655)      (1,611)

Net decrease in cash and cash equivalents                          (118)        (970)

Cash and cash equivalents at beginning of period                    573        1,675
Cash and cash equivalents at end of period                       $ 455        $ 705

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 718        $ 677

At September 30, 2001, approximately $48,000 of property improvements and replacements were included in accounts payable.

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

         See Accompanying Notes to Consolidated Financial Statements

e)
                      DAVIDSON INCOME REAL ESTATE, L.P.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Davidson Income Real Estate, L.P. (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of
Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Diversified Properties, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Principles of Consolidation

The consolidated financial statements of the Partnership include its 100% ownership interests in the following partnerships: Bexley House, L.P. and Davidson IRE Associates, L.P. All significant interpartnership balances have been eliminated.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with the Managing General Partner and/or its affiliates were incurred during the nine months ended September 30, 2001 and 2000:

                                                                  2001      2000
                                                                  (in thousands)

 Property management fees (included in operating expenses)        $191      $191
 Reimbursement for services of affiliates (included in
   general and administrative expenses and investment
   properties)                                                     270       113

During the nine months ended September 30, 2001 and 2000, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $191,000 for both the nine months ended September 30, 2001 and 2000.

An affiliate of the Managing General Partner received reimbursements of accountable administrative expenses amounting to approximately $270,000 and $113,000 for the nine months ended September 30, 2001 and 2000, respectively. For the nine months ended September 30, 2001, approximately $163,000 of construction service reimbursements are included in reimbursement for services of affiliates.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 11,540 limited partnership units in the Partnership representing 43.10% of the outstanding units at September 30, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 43.10% of the outstanding units, AIMCO is in a position to influence all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

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

The Partnership received distributions of approximately $168,000 and $83,000 from the joint venture during the nine months ended September 30, 2001 and 2000, respectively. For the nine months ended September 30, 2001 and 2000, the Partnership recognized equity in the income of the joint venture of approximately $79,000 and $64,000, respectively.

Note D - Commitments and Contingencies

The Partnership Agreement provides for payment of a fee to the Managing General Partner for managing the affairs of the Partnership. The fee is 2% of adjusted cash from operations, as defined in the Partnership Agreement. The fee is payable only after the Partnership has distributed, to all limited partners, adjusted cash from operations in any year equal to 10% of their adjusted invested capital as defined in the partnership agreement. No fees were payable for the nine months ended September 30, 2001 and 2000.

Note E - Distributions

During the nine months ended September 30, 2001, the Partnership paid cash distributions of approximately $521,000 of which approximately $505,000 ($18.86 per limited partnership unit) was paid to the limited partners. These distributions consisted of cash from operations of approximately $454,000 (approximately $440,000 to the limited partners or $16.43 per limited partnership unit) and the remaining proceeds from the refinancing of the mortgage encumbering Bexley House Apartments of approximately $67,000 (approximately $65,000 to the limited partners or $2.43 per limited partnership
unit).  In  January  2000,  the  Partnership  paid  a  cash   distribution  from
operations, which was declared and accrued at December 31, 1999, of approximately $380,000 (approximately $369,000 to the limited partners or $13.78 per limited partnership unit). During the nine months ended September 30, 2000, the Partnership declared and paid distributions of approximately $1,115,000 (approximately $1,082,000 to the limited partners or $40.41 per limited partnership unit) from operations.

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

Note G - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which, together with a demurrer filed by other defendants, is currently scheduled to be heard on November 15, 2001. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. The matters are currently scheduled to be heard on November 15, 2001.

The Managing General Partner does not anticipate that any costs, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2001 and 2000:

                                                   Average Occupancy
      Property                                      2001       2000

      Northsprings Apartments (1)                   90%        96%
         Atlanta, Georgia
      Lakeside Apartments (2)                       89%        92%
         Charlotte, North Carolina
      Bexley House Apartments (3)                   92%        95%
         Columbus, Ohio
      Covington Pointe Apartments                   91%        91%
         Dallas, Texas

(1) The Managing General Partner attributes the decrease in occupancy at Northsprings Apartments to a softening market in the area.

(2) The Managing General Partner attributes the decrease in occupancy at Lakeside Apartments to an influx of new apartment units coming on line, low home mortgage interest rates and lay-offs in the area.

(3) The Managing General Partner attributes the decrease in occupancy at Bexley House Apartments to a change in demographics in the community.

Results of Operations

The Partnership's net income for the three and nine months ended September 30, 2001 was approximately $44,000 and $71,000 compared to approximately $67,000 and $443,000 for the corresponding periods in 2000. The decrease in net income for the three months ended September 30, 2001 is primarily attributable to an increase in total expenses partially offset by an increase in total revenues and the equity in income of the joint venture. The decrease in net income for the nine months ended September 30, 2001 is primarily attributable to a decrease in total revenues and an increase in total expenses partially offset by an increase in the equity in income of the joint venture. Total revenues for the three months ended September 30, 2001 increased due to an increase in other income. Other income increased due to an increase in lease cancellation fees and in tenant reimbursements partially offset by a decrease in interest income due to lower average cash balances in interest bearing accounts. Total revenues for the nine months ended September 30, 2001 decreased as a result of a decrease in rental income partially offset by an increase in other income as discussed above. Rental income decreased due to a decrease in average occupancy at Northsprings Apartments, Lakeside Apartments and Bexley House Apartments partially offset by an increase in average rental rates at all of the Partnership's properties.

Total expenses increased for the three months ended September 30, 2001 due to an increase in operating expense, interest expense and property tax expense partially offset by a decrease in general and administrative expense. Total expenses increased for the nine months ended September 30, 2001 due to an increase  in  operating  expense,  interest  expense,  property  tax expense and depreciation expense partially offset by a decrease in general and administrative expense. Operating expense increased for the three and nine months ended September 30, 2001 due to an increase in advertising, property and insurance expenses. Advertising expense increased due to efforts to increase occupancy at Bexley House Apartments, Lakeside Apartments and Northsprings Apartments. Property expense increased due to an increase in employee related expense at all of the Partnership's investment properties and to contract courtesy patrol at Northsprings Apartments and Lakeside Apartments. Insurance expense increased due to an increase in insurance premiums at all properties. Interest expense increased for the three and nine months ended September 30, 2001 due to the refinancing of the mortgage encumbering Bexley House Apartments in December of 2000. Property tax expense increased for the three and nine months ending September 30, 2001 due to an increase in the assessed value at Covington Pointe Apartments and Northsprings Apartments and to an increase in the tax rate at Bexley House Apartments. Depreciation expense increase for the nine months ended September 30, 2001 due to new assets being placed in service during the past twelve months. Depreciation expense remained constant for the three months ended September 30, 2001 and 2000.

General and administrative expenses decreased for the three and nine months ended 2001, primarily due to a decrease in the cost of services in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expense were costs associated with the quarterly and annual communications with the investors and regulatory agencies and the annual audit required by the Partnership Agreement.

For the three and nine months ended September 30, 2001, there was an increase in equity in income of the joint venture property. The Partnership owns a 17.5% interest in Sterling Crest Joint Venture (the "Joint Venture"). Equity in income from the joint venture increased primarily due to increased rental revenue at the Joint Venture's investment property, Brighton Crest. Rental revenues increased due to increased average rental rates.

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

Liquidity and Capital Resources

At September 30, 2001, the Partnership had cash and cash equivalents of approximately $455,000 compared to approximately $705,000 at September 30, 2000. The decrease in cash and cash equivalents for the nine months ended September 30, 2001 from the Partnership's year ended December 31, 2000, was approximately $118,000. This decrease is due to approximately $655,000 of cash used in financing activities and approximately $302,000 of cash used in investing activities largely offset by approximately $839,000 of cash provided by operating activities. Cash used in financing activities consisted primarily of distributions paid to the partners, payments of principal made on the mortgages encumbering the Partnership's investment properties and, to a lesser extent, additional loan costs paid in relation to the refinancing of the mortgages encumbering Bexley House Apartments, as discussed below. Cash used in investing activities consisted of property improvements and replacements partially offset by net withdrawals from restricted escrows maintained by the mortgage lenders and distributions received from the Partnership's joint venture. The Partnership invests its working capital reserves in interest bearing accounts.

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

Northsprings Apartments

Approximately $79,000 is budgeted for capital improvements for the year 2001 at Northsprings Apartments consisting primarily of floor covering replacement, wall covering replacement, and appliance replacements. During the nine months ended September 30, 2001, the Partnership completed approximately $118,000 of budgeted and nonbudgeted capital improvements at Northsprings Apartments, consisting primarily of cabinet replacements, wall coverings, plumbing fixture upgrades, parking area resurfacing, and appliance and floor covering replacements. These improvements were funded from operating cash flow.

Lakeside Apartments

Approximately $159,000 is budgeted for capital improvements for the year 2001 at Lakeside Apartments consisting primarily of floor covering replacement, major landscaping, wall covering replacement, air conditioning unit replacements, appliance replacements, and other structural improvements. During the nine months ended September 30, 2001, the Partnership completed approximately $208,000 of budgeted and nonbudgeted capital improvements at Lakeside Apartments, consisting primarily of floor covering replacements, major landscaping, appliance replacements, plumbing fixture upgrades, submetering equipment, HVAC replacements and structural improvements. These improvements were funded from replacement reserves and operating cash flow.

Bexley House Apartments

Approximately $79,000 is budgeted for capital improvements for the year 2001 at Bexley House Apartments consisting primarily of floor covering replacements, HVAC upgrades and appliance replacements. During the nine months ended September 30, 2001, the Partnership completed approximately $99,000 of budgeted capital improvements at Bexley House, consisting primarily of maintenance equipment, HVAC upgrades and floor covering replacements. These improvements were funded from replacement reserves and operating cash flow.

Covington Pointe Apartments

Approximately $118,000 is budgeted for capital improvements for the year 2001 at Covington Pointe Apartments consisting primarily of floor covering replacements, interior decoration, HVAC replacements, and appliance replacements. During the nine months ended September 30, 2001, the Partnership completed approximately $114,000 of budgeted capital improvements at Covington Pointe Apartments, consisting primarily of appliance and floor covering replacements, parking area improvements, interior decoration and HVAC replacements. These improvements were funded primarily from operating cash flow.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

On December 15, 2000, the Partnership refinanced the mortgage encumbering Bexley House Apartments. The refinancing replaced mortgage indebtedness of approximately $1,205,000 with a new mortgage of $2,425,000. The mortgage was refinanced at a rate of 7.32%, as compared to the prior rate of 7.60%, and the new mortgage matures on January 1, 2021. The Partnership was also required to establish a repair escrow of approximately $96,000 at the date of the refinancing. As of September 30, 2001 this reserve account contains approximately $97,000. Capitalized loan costs incurred for the refinancing were approximately $38,000 as of December 31, 2000. During the nine months ended September 30, 2001, the Partnership incurred additional loan costs of approximately $11,000.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $12,789,000, net of discounts, is amortized over varying periods. The Managing General Partner will attempt to refinance and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

During the nine months ended September 30, 2001, the Partnership paid cash distributions of approximately $521,000 of which approximately $505,000 ($18.86 per limited partnership unit) was paid to the limited partners. These distributions consisted of cash from operations of approximately $454,000 (approximately $440,000 to the limited partners or $16.43 per limited partnership unit) and the remaining proceeds from the refinancing of the mortgage encumbering Bexley House Apartments of approximately $67,000 (approximately $65,000 to the limited partners or $2.43 per limited partnership
unit).  In  January  2000,  the  Partnership  paid  a  cash   distribution  from
operations, which was declared and accrued at December 31, 1999, of approximately $380,000 (approximately $369,000 to the limited partners or $13.78 per limited partnership unit). During the nine months ended September 30, 2000, the Partnership declared and paid distributions of approximately $1,115,000 (approximately $1,082,000 to the limited partners or $40.41 per limited partnership unit) from operations. The Partnership's distribution policy is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit further distributions to its partners during the remainder of 2001 or subsequent periods. Distributions may be restricted by the requirement to deposit net operating income into a reserve account until it is funded a minimum of $200 and a maximum of $400 per apartment unit at Northsprings Apartments and Covington Pointe Apartments for a total of approximately $60,000 to $120,000. At September 30, 2001, the maximum balance was attained.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 11,540 limited partnership units in the Partnership representing 43.10% of the outstanding units at September 30, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 43.10% of the outstanding units, AIMCO is in a position to influence all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which, together with a demurrer filed by other defendants, is currently scheduled to be heard on November 15, 2001. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. The matters are currently scheduled to be heard on November 15, 2001.

The Managing General Partner does not anticipate that any costs, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended September 30, 2001.

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