Form 10KSB
period 2001-12-31
DAVIDSON INCOME REAL ESTATE LP
filed 2002-03-26
CIK 768598

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                               SECTION 13 OR 15(d)

                                   Form 10-KSB
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 [No Fee Required]

                    For the fiscal year ended December 31, 2001

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

State issuer's revenues for its most recent fiscal year.  $4,999,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2001. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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


                             Gross
                           Carrying   Accumulated                        Federal
Property                     Value    Depreciation    Rate    Method    Tax Basis
                                (in thousands)                        (in thousands)

Northsprings Apartments     $ 5,202     $ 2,978     5-25 yrs    S/L      $  3,183
Lakeside Apartments           7,212       3,871     5-25 yrs    S/L         4,321
Bexley House Apartments       4,146       2,280     5-25 yrs    S/L         2,474
Covington Pointe
 Apartments                  10,375       4,991     5-25 yrs    S/L         6,323
                            $26,935     $14,120                          $ 16,301

See "Note A" to the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.


                         Principal                                        Principal
                         Balance At     Stated                             Balance
                        December 31,   Interest    Period    Maturity      Due At
       Property             2001         Rate     Amortized    Date     Maturity (2)
                       (in thousands)                                  (in thousands)

Northsprings
  1st mortgage            $ 1,767       7.83%     28.67 yrs  10/15/03      $ 1,701
  2nd mortgage                 61       7.83%        (1)     10/15/03           61
Lakeside
  1st mortgage              4,100       7.33%        (1)     11/01/03        4,100
Bexley House
  1st mortgage              2,374       7.32%     20 years   01/01/21           --
Covington Pointe
  1st mortgage              4,330       7.83%     28.67 yrs  10/15/03        4,169
  2nd mortgage                150       7.83%        (1)     10/15/03          150

Total                      12,782                                          $10,181
Less unamortized
  discounts                   (34)

Total                     $12,748


(1)   Payments consist of interest only.

(2) See "Note C" of the consolidated financial statements in "Item 7. Financial Statements" for information with respect to the Partnership's ability to repay these loans and other specific details about the loans.

On December 15, 2000, the Partnership refinanced the mortgage encumbering Bexley House Apartments. The refinancing replaced mortgage indebtedness of approximately $1,205,000 with a new mortgage of $2,425,000. The mortgage was refinanced at a rate of 7.32%, as compared to the prior rate of 7.60%. The new mortgage matures on January 1, 2021, at which time it will be fully amortized. The Partnership was also required to establish a repair escrow of approximately $96,000 at the date of the refinancing. Capitalized loan costs incurred for the refinancing were approximately $38,000 for the year ended December 31, 2000. During the year ended December 31, 2001, the Partnership incurred additional loan costs of approximately $14,000. The Partnership wrote off approximately $16,000 of unamortized loan costs and approximately $24,000 of unamortized mortgage discounts and paid prepayment penalties of approximately $43,000 resulting in an extraordinary loss on the early extinguishment of debt of approximately $83,000.

Schedule of Rental Rate and Occupancy

Average annual rental rates and occupancy for 2001 and 2000 for each property:

                                      Average Annual                Average
                                       Rental Rates                Occupancy
                                        (per Unit)
 Property                            2001         2000         2001         2000
 Northsprings Apartments           $10,854      $10,648        91%          94%
 Lakeside Apartments                 7,299        7,124        91%          92%
 Bexley House Apartments            12,774       12,633        93%          95%
 Covington Pointe Apartments        10,180        9,884        90%          91%

The Managing General Partner attributes the decrease in occupancy at Northsprings Apartments to tenants purchasing new homes as a result of a decrease in interest rates and increased competition among competitors in the Atlanta area.

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

Schedule of Real Estate Taxes and Rates

Real estate taxes and rates in 2001 for each property were:

                                            2001               2001
                                           Billing             Rate
                                       (in thousands)
       Northsprings Apartments              $ 86               3.73%
       Lakeside Apartments                     86              1.45%
       Bexley House Apartments                 96              9.27%
       Covington Pointe Apartments            183              2.73%

Capital Improvements

Northsprings Apartments

During the year ended December 31, 2001, the Partnership completed approximately $161,000 of capital improvements at Northsprings Apartments, consisting primarily of cabinet replacements, plumbing fixture upgrades, parking area resurfacing, and appliance and floor covering replacements. These improvements were funded from replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $36,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.


Lakeside Apartments

During the year ended December 31, 2001, the Partnership completed approximately $230,000 of capital improvements at Lakeside Apartments, consisting primarily of floor covering and appliance replacements, air conditioning replacements, cabinet replacements, major landscaping, plumbing fixture upgrades, submetering equipment, and structural improvements. These improvements were funded from replacement reserves and operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $64,800. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Bexley House Apartments

During the year ended December 31, 2001, the Partnership completed approximately $151,000 of capital improvements at Bexley House Apartments, consisting primarily of heating equipment, structural improvements, elevator repairs and improvements, and floor covering replacements. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $19,200. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Covington Pointe Apartments

During the year ended December 31, 2001, the Partnership completed approximately $117,000 of capital improvements at Covington Pointe Apartments, consisting primarily of appliance and floor covering replacements, parking area improvements, interior decoration and HVAC replacements. These improvements were funded primarily from replacement reserves and operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $54,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Item 3.     Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants intend to oppose the motion and are scheduled to file their opposition brief on March 26, 2002. A hearing on the motion has been scheduled for April 29, 2002. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action.

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

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2001, no matters were submitted to a vote of Unit holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5.     Market for the Partnership Equity and Related Partner Matters

As of December 31, 2001, there are 1,680 holders of record owning an aggregate of 26,776 units. Affiliates of the Managing General Partner owned 11,561 Units or 43.18% as of December 31, 2001. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2000 and 2001 (see "Item 6. Management's Discussion and Analysis or Plan of Operation" for further details):

                                              Distributions
                                                           Per Limited
                                       Aggregate         Partnership Unit
                                    (in thousands)

      01/01/00 - 12/31/00             $ 2,448 (1)             $88.70
      01/01/01 - 12/31/01                 521 (2)              18.86

(1) Distributions were made from cash from operations of approximately $1,457,000 and proceeds from refinancing the mortgage note encumbering Bexley House Apartments of approximately $991,000.

(2) Distribution was made from cash from operations of approximately $454,000 and remaining proceeds from refinancing the mortgage encumbering Bexley House Apartments of approximately $67,000.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit distributions to its partners in 2002 or subsequent periods. See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the properties. Distributions may be restricted by the requirement to deposit net operating income (as defined in the mortgage note) into a reserve account until the reserve account is funded a minimum of $200 and a maximum of $400 per apartment unit at Northsprings Apartments and Covington Pointe Apartments for a total of approximately $60,000 to $120,000. The reserve account at December 31, 2001 was approximately $122,000.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 11,561 limited partnership units in the Partnership representing 43.18% of the outstanding units at December 31, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 43.18% of the outstanding units, AIMCO is in a position to influence all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

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

Results of Operations

The Partnership realized net income of approximately $174,000 for the year ended December 31, 2001 as compared to net income of approximately $369,000 for the year ended December 31, 2000. The decrease in net income is due to a slight decrease in total revenues and an increase in total expenses partially offset by an increase in the equity income in the joint venture. During the year ended December 31, 2000, the Partnership recognized an extraordinary loss on the early extinguishment of the debt encumbering Bexley House Apartments (see discussion below). The Partnership recognized income before the extraordinary loss on early extinguishment of debt of approximately $174,000 for the year ended December 31, 2001 as compared to approximately $452,000 for the year ended December 31, 2000. The decrease in total revenues is due to a decrease in rental income partially offset by an increase in other income. Rental income decreased due to an increase in special promotions and concessions at several of the Partnership's properties in an attempt to increase occupancy and a decrease in occupancy at Northsprings Apartments. The decrease in rental income was partially offset by an increase in average rental rates at all of the Partnership's properties. Other income increased due to an increase in utility reimbursements and lease cancellation fees at several of the Partnership's properties partially offset by a decrease in average cash balances maintained in interest bearing accounts at the Partnership and its properties.

The increase in total expenses is due to an increase in operating expense, tax expense, interest expense and depreciation expense partially offset by a decrease in general and administrative expense. Operating expense increased due to an increase in property expense and insurance expense which were partially offset by a decrease in maintenance expense. Property expense increased as a result of an increase in employee salaries and related benefits at Northsprings Apartments and Lakeside Apartments due to the hiring of additional personnel. Property expense also increased due to an increase in utility expenses at three of the Partnership's investment properties as a result of vacant apartments. Insurance expense increased due to an increase in insurance premiums at the Partnership's four investment properties. Maintenance expense decreased due to a reduction in the use of contract labor used for regular maintenance procedures at Covington Pointe Apartments. Property tax expense increased due to the timing of the receipt of the tax bills for Bexley House Apartments and Covington Pointe Apartments which affected the accruals at December 31, 2000. Depreciation expense increased due to new assets being placed in service during the past twelve months. Interest expense increased due to the refinancing of the mortgage encumbering Bexley House Apartments during December 2000 which increased the debt balance.

General and administrative expenses decreased due to a decrease in administrative expenses, legal and professional fees and the cost of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses.

For the year ended December 31, 2001, there was an increase in equity in income of the joint venture property. The Partnership owns a 17.5% interest in Sterling Crest Joint Venture (the "Joint Venture"). Equity in income from the joint venture increased primarily due to increased rental revenue at the Joint Venture's investment property, Brighton Crest Apartments. Rental revenues increased due to increased average rental rates.

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

Liquidity and Capital Resources

At December 31, 2001, the Partnership had cash and cash equivalents of approximately $594,000 compared to approximately $573,000 at December 31, 2000. The net increase in cash and cash equivalents for the year ended December 31, 2000 was due to approximately $1,198,000 of cash provided by operating activities which was partially offset by approximately $702,000 of cash used in financing activities and approximately $475,000 of cash used in investing activities. Cash used in financing activities consisted of distributions to the partners, principal payments on the mortgages encumbering the Partnership's properties and additional loan costs paid in relation to the refinancing of Bexley House Apartments. Cash used in investing activities consisted primarily of property improvements and replacements partially offset by net withdrawals from escrow accounts maintained by the mortgage lender and distributions received from the joint venture. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Partnership is currently evaluating the capital improvement needs of each of its properties for the upcoming year. The minimum amount to be budgeted for the Partnership is expected to be $300 per unit or $174,000. Additional improvements may be considered and will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flow generated by the properties. The additional capital expenditures for the year 2002 at the Partnership's properties will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

On December 15, 2000, the Partnership refinanced the mortgage encumbering Bexley House Apartments. The refinancing replaced mortgage indebtedness of approximately $1,205,000 with a new mortgage of $2,425,000. The mortgage was refinanced at a rate of 7.32%, as compared to the prior rate of 7.60%. The new mortgage matures on January 1, 2021, at which time it will be fully amortized. The Partnership was also required to establish a repair escrow of approximately $96,000 at the date of the refinancing. Capitalized loan costs incurred for the refinancing were approximately $38,000 for the year ended December 31, 2000. During the year ended December 31, 2001, the Partnership incurred additional loan costs of approximately $14,000. The Partnership wrote off approximately $16,000 of unamortized loan costs and approximately $24,000 of unamortized mortgage discounts and paid prepayment penalties of approximately $43,000 resulting in an extraordinary loss on the early extinguishment of debt of approximately $83,000.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $12,748,000, net of discounts, is amortized over varying periods. The Managing General Partner will attempt to refinance and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2010. Accordingly, prior to such date the Partnership will need to either sell its investment properties or extend the term of the Partnership. If the Partnership is unable to extend its term, the ultimate sale price of the investment properties may be adversely affected.

During the year ended December 31, 2001, the Partnership paid cash distributions of approximately $521,000 of which approximately $505,000 ($18.86 per limited partnership unit) was paid to the limited partners. These distributions consisted of cash from operations of approximately $454,000 (approximately $440,000 to the limited partners or $16.43 per limited partnership unit) and the remaining proceeds from the refinancing of the mortgage encumbering Bexley House Apartments of approximately $67,000 (approximately $65,000 to the limited partners or $2.43 per limited partnership unit). During the year ended December 31, 2000, the Partnership declared and paid distributions of cash from operations of approximately $1,457,000 (approximately $1,413,000 to the limited partners or $52.77 per limited partnership unit) and approximately $991,000 (approximately $962,000 to the limited partners or $35.93 per limited partnership unit) of cash from refinancing the mortgage note encumbering Bexley House Apartments. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancing, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit further distributions to its partners in the year 2002 or subsequent periods. Distributions may be restricted by the requirement to deposit net operating income (as defined in the mortgage note) into a reserve account until the reserve account is funded a minimum of $200 and a maximum of $400 per apartment unit at Northsprings Apartments and Covington Pointe Apartments for a total of approximately $60,000 to $120,000. The reserve account at December 31, 2001 was approximately $122,000.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 11,561 limited partnership units in the Partnership representing 43.18% of the outstanding units at December 31, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 43.18% of the outstanding units, AIMCO is in a position to influence all such voting decisions with respect to the Partnership. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provide s accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Managing General Partner does not anticipate that its adoption will have a material effect on the financial position or results of operations of the Partnership.

Item 7.     Financial Statements

DAVIDSON INCOME REAL ESTATE, L.P.

LIST OF CONSOLIDATED FINANCIAL STATEMENTS

      Report of Ernst & Young LLP, Independent Auditors

      Consolidated Balance Sheet - December 31, 2001

      Consolidated Statements of Operations - Years ended December 31, 2001 and 2000

      Consolidated Statements of Changes in Partners' (Deficit) Capital - Years ended December 31, 2001 and 2000

      Consolidated Statements of Cash Flows - Years ended December 31, 2001 and 2000

      Notes to Consolidated Financial Statements

                 Report of Ernst & Young LLP, Independent Auditors



The Partners
Davidson Income Real Estate, L.P.


We have audited the accompanying consolidated balance sheet of Davidson Income Real Estate, L.P. as of December 31, 2001, and the related consolidated statements of operations, changes in partners' (deficit) capital, and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Davidson Income Real Estate, L.P. at December 31, 2001, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.


                                                            /s/ERNST & YOUNG LLP



Greenville, South Carolina
February 15, 2002

                         DAVIDSON INCOME REAL ESTATE, L.P.

                           CONSOLIDATED BALANCE SHEET
                          (in thousands, except unit data)

                                December 31, 2001



Assets
   Cash and cash equivalents                                                 $   594
   Receivables and deposits                                                      198
   Restricted escrows                                                            270
   Other assets                                                                  197
   Investment properties (Notes C and F):
      Land                                                    $  4,120
      Buildings and related personal property                   22,815
                                                                26,935
      Less accumulated depreciation                            (14,120)       12,815

   Investment in joint venture (Note B)                                           39
                                                                            $ 14,113
Liabilities and Partners' (Deficit) Capital
Liabilities
      Accounts payable                                                       $ 104
      Tenant security deposit liabilities                                         58
      Accrued property taxes                                                     377
      Other liabilities                                                          151
      Mortgage notes payable (Note C)                                         12,748

Partners' (Deficit) Capital
   General partners                                            $ (751)
   Limited partners (26,776 units issued and
      outstanding)                                               1,426           675
                                                                            $ 14,113


            See Accompanying Notes to Consolidated Financial Statements

                         DAVIDSON INCOME REAL ESTATE, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          (in thousands, except unit data)



                                                           Years Ended December 31,
                                                              2001         2000
Revenues:
   Rental income                                             $ 4,723      $ 4,759
   Other income                                                  276          249
      Total revenues                                           4,999        5,008

Expenses:
   Operating                                                   2,123        2,004
   General and administrative                                    236          251
   Depreciation                                                1,073        1,024
   Interest                                                    1,039          983
   Property taxes                                                462          389
      Total expenses                                           4,933        4,651

Income before equity in income of joint venture and
   extraordinary item                                             66          357
Equity in income of joint venture                                108           95

Income before extraordinary item                                 174          452
Extraordinary loss on early extinguishment of debt
   (Note C)                                                       --          (83)
Net income (Note D)                                           $ 174        $ 369

Net income allocated to general partners (3%)                  $ 5         $ 11

Net income allocated to limited partners (97%)                   169          358

                                                              $ 174        $ 369
Per limited partnership unit:
   Income before extraordinary item                          $ 6.31       $ 16.36
   Extraordinary item                                             --        (2.99)
Net income                                                   $ 6.31       $ 13.37

Distributions per limited partnership unit                   $ 18.86      $ 88.70


            See Accompanying Notes to Consolidated Financial Statements

                         DAVIDSON INCOME REAL ESTATE, L.P.

         CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                          (in thousands, except unit data)



                                        Limited
                                       Partnership    General     Limited
                                          Units       Partners   Partners     Total

Original capital contributions            26,776        $ 1       $26,776    $26,777

Partners' (deficit) capital at
  December 31, 1999                       26,776       $ (678)    $ 3,779    $ 3,101

Distributions to partners                     --          (73)     (2,375)    (2,448)

Net income for the year ended
  December 31, 2000                           --           11         358        369

Partners' (deficit) capital at
  December 31, 2000                       26,776         (740)      1,762      1,022

Distributions to partners                     --          (16)       (505)      (521)

Net income for the year ended
  December 31, 2001                           --            5         169        174

Partners' (deficit) capital at
  December 31, 2001                       26,776       $ (751)    $ 1,426     $ 675


            See Accompanying Notes to Consolidated Financial Statements

                         DAVIDSON INCOME REAL ESTATE, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (in thousands)


                                                              Years Ended December 31,
                                                                  2001        2000
Cash flows from operating activities:
  Net income                                                     $ 174        $ 369
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                                 1,073        1,024
     Amortization of discounts and loan costs                        65           77
     Equity in income of joint venture                             (108)         (95)
     Extraordinary loss on early extinguishment of debt              --           83
     Change in accounts:
      Receivables and deposits                                        1          161
      Other assets                                                  (22)           7
      Accounts payable                                              (16)         (23)
      Tenant security deposit liabilities                           (14)         (12)
      Accrued property taxes                                        105         (129)
      Other liabilities                                             (60)          51
          Net cash provided by operating activities               1,198        1,513

Cash flows from investing activities:
  Property improvements and replacements                           (659)        (751)
  Net withdrawals from (deposits to) restricted escrows               6         (119)
  Distributions from joint venture                                  178           96
          Net cash used in investing activities                    (475)        (774)

Cash flows from financing activities:
  Payments on mortgage notes payable                               (167)        (152)
  Distributions to partners                                        (521)      (2,828)
  Proceeds from mortgage note payable                                --        2,425
  Repayment of mortgage note payable                                 --       (1,205)
  Prepayment penalty                                                 --          (43)
  Loan costs paid                                                   (14)         (38)
          Net cash used in financing activities                    (702)      (1,841)

Net increase (decrease) in cash and cash equivalents                 21       (1,102)
Cash and cash equivalents at beginning of year                      573        1,675
Cash and cash equivalents at end of year                         $ 594        $ 573

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 961        $ 909


            See Accompanying Notes to Consolidated Financial Statements

                         DAVIDSON INCOME REAL ESTATE, L.P.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2001


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

Restricted Escrows

      Capital Improvement Reserve - At the time of the refinancing of Lakeside Apartments' mortgage note payable, approximately $198,000 of the proceeds were designated for a "capital improvement reserve" for certain capital improvements. At December 31, 2001, approximately $51,000 remained in escrow for future capital improvements of which any excess funds will be returned for property operations once all designated improvements are completed.

      Repair Reserve - At the time of the refinancing of Bexley House Apartments' mortgage note payable in December 2000, approximately $96,000 of the proceeds were used to establish a replacement reserve to cover necessary repairs at the property. As of December 31, 2001, this reserve account contains approximately $97,000.

      Reserve Account - A general reserve account was established with the refinancing and financing proceeds of Northsprings Apartments, Bexley House Apartments, and Covington Pointe Apartments. These funds were established to cover necessary repairs and replacements of existing improvements, debt services, out-of-pocket expenses incurred for ordinary and necessary administrative tasks, and payments of real property taxes and insurance premiums. The Partnership was required to deposit net operating income (as defined in the mortgage notes) from the properties to the respective reserve accounts until the reserve accounts equal the minimum balance of $200 per apartment unit and a maximum balance of $400 per apartment unit for Northsprings and Covington Pointe for a total of approximately $60,000 to $120,000. The reserve account at December 31, 2001 was approximately $122,000. With the December 15, 2000 refinancing of the mortgage encumbering Bexley House Apartments, this reserve is no longer a requirement for this property. The prior lender released the reserve account balance for Bexley House Apartments in January 2001.

Investment Properties

Investment properties, which consist of four apartment complexes, are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were recorded in the years ended December 31, 2001 and 2000. See "Recent Accounting Pronouncements" below.

Depreciation

Depreciation is provided by the straight-line method over the estimated lives of the investment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used (1) for real property over 18 years for additions after March 15, 1984, and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property additions over 27 1/2 years, and (2) personal property additions over 5 years.

Cash and Cash Equivalents

Includes cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $514,000 at December 31, 2001 that are maintained by the affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits

The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on rental payments.

Loan Costs

Loan  costs  of  approximately  $493,000,   less  accumulated   amortization  of
approximately $333,000, are included in other assets and are being amortized on a straight-line basis over the life of the respective loans.

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

Joint Venture

The Partnership accounts for its investment in the Sterling Crest Joint Venture using the equity method of accounting (see "Note B" for further discussion).

Segment Reporting

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and required that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. The Managing General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the consolidated financial statements as currently presented. See "Recent Accounting Pronouncements" below.

Advertising

The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expenses, was approximately $136,000 and $129,000 for the years ended December 31, 2001 and 2000, respectively.

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

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provide s accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Managing General Partner does not anticipate that its adoption will have a material effect on the financial position or results of operations of the Partnership.

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

The Partnership accounts for its 17.5% investment in Sterling Crest on the equity method. In accordance with the equity method of accounting, the Partnership's original investment in Sterling Crest is increased by advances to Sterling Crest and by the Partnership's share of the earnings of Sterling Crest. The investment is decreased by distributions from Sterling Crest and by the Partnership's share of losses of Sterling Crest. The Partnership's equity in the operations of Sterling Crest amounted to income of approximately $108,000 and $95,000 for the years ended December 31, 2001 and 2000, respectively. In 2001 and 2000, the Partnership received distributions of approximately $178,000 and $96,000, respectively, from the joint venture.

The following table represents net assets and net income for the year ended December 31, 2001:


Total assets                                $ 7,333
Total liabilities                             7,110

Total venture equity                        $   223

                                                      Years Ended December 31,
                                                      2001                2000

Total revenues                                      $ 2,723             $ 2,603
Total expenses                                        2,106               2,060

                                                    $   617             $   543

Note C - Mortgage Notes Payable



                        Principal      Monthly                           Principal
                        Balance At     Payment     Stated                 Balance
                       December 31,   Including   Interest  Maturity       Due At
      Property             2001       Interest      Rate      Date        Maturity
                            (in thousands)                             (in thousands)
Northsprings
  1st mortgage           $ 1,767        $ 14       7.83%    10/15/03      $ 1,701
  2nd mortgage                61           (a)     7.83%    10/15/03           61

Lakeside                   4,100           25      7.33%    11/01/03        4,100

Bexley House               2,374           19      7.32%    01/01/21           --

Covington Pointe
  1st mortgage             4,330           35      7.83%    10/15/03        4,169
  2nd mortgage               150            1      7.83%    10/15/03          150
                          12,782        $ 94                              $10,181
Less unamortized
  discounts                  (34)

Total                    $12,748

(a)   Monthly payment is less than $1,000.

On December 15, 2000, the Partnership refinanced the mortgage encumbering Bexley House Apartments. The refinancing replaced mortgage indebtedness of approximately $1,205,000 with a new mortgage of $2,425,000. The mortgage was refinanced at a rate of 7.32%, as compared to the prior rate of 7.60%. The new mortgage matures on January 1, 2021, at which time it will be fully amortized. The Partnership was also required to establish a repair escrow of approximately $96,000 at the date of the refinancing. Capitalized loan costs incurred for the refinancing were approximately $38,000 for the year ended December 31, 2000. During the year ended December 31, 2001, the Partnership incurred additional loan costs of approximately $14,000. The Partnership wrote off approximately $16,000 of unamortized loan costs and approximately $24,000 of unamortized mortgage discounts and paid prepayment penalties of approximately $43,000 resulting in an extraordinary loss on the early extinguishment of debt of approximately $83,000.

The mortgage notes payable are non-recourse and are secured by pledge of the respective apartment properties and by pledge of revenues from the respective apartment properties. Certain of the notes require prepayment penalties if repaid prior to maturity and prohibit resale of the properties subject to existing indebtedness.

The Partnership exercised interest rate buy-down options reducing the stated rate from 8.13% to 7.83% for Northsprings Apartments and Covington Pointe Apartments. The fees for the interest rate reductions were approximately $138,000 and are being amortized as loan discounts using the effective interest method over the lives of the loans. The discount fees are reflected as a reduction of the mortgage notes payable and increase the effective rate of the debt to 8.13% for Northsprings Apartments and Covington Pointe Apartments.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2001 are as follows (in thousands):

                               2002             $   185
                               2003              10,346
                               2004                  69
                               2005                  74
                               2006                  79
                            Thereafter            2,029
                                                $12,782

Note D - Income Taxes

The Partnership received a ruling from the Internal Revenue Service that it is to be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):

                                    2001          2000

Net income as reported            $  174          $ 369
Add (deduct)
  Depreciation differences           (21)           (41)
  Equity in joint venture             (8)            (5)
  Prepaid rents                        7              8
  Miscellaneous                     (122)            20

Federal taxable income           $    30          $ 351

Federal taxable income per
  limited partnership unit       $  1.08         $12.70

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities as of December 31, 2001(in thousands):

Net assets as reported                       $   675
Land and buildings                             3,187
Accumulated depreciation                         299
Syndication                                    3,809
Other                                            802

Net assets - Federal tax basis               $ 8,772

Note E - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for property management services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with the Managing General Partner and/or its affiliates were incurred during each of the years ended December 31, 2001 and 2000:

                                                        2001       2000
                                                         (in thousands)
Property management fees (included in
  operating expenses)                                   $ 254      $ 256
Reimbursement for services of affiliates
  (included in general and administrative expense,
  operating expense and investment properties)            336        148

During the years ended December 31, 2001 and 2000, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $254,000 and $256,000 for the years ended December 31, 2001 and 2000.

An affiliate of the Managing General Partner received reimbursements of accountable administrative expenses amounting to approximately $336,000 and $148,000 for the years ended December 31, 2001 and 2000, respectively. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $194,000 for the year ended December 31, 2001. There were no such fees for the year ended December 31, 2000. The construction management service fees are calculated based on a percentage of current and certain prior year additions to investment properties and are being depreciated over 15 years.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the year ended December 31, 2001, the Partnership paid AIMCO and its affiliates approximately $30,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 11,561 limited partnership units in the Partnership representing 43.18% of the outstanding units at December 31, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 43.18% of the outstanding units, AIMCO is in a position to influence all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

Note F - Investment Properties and Accumulated Depreciation


                                                   Initial Cost
                                                  To Partnership
                                                  (in thousands)


                                                           Buildings      Net Cost
                                                          and Related    Capitalized
                                                           Personal     Subsequent to
Description                  Encumbrances       Land       Property      Acquisition
                            (in thousands)                             (in thousands)
Northsprings Apartments         $ 1,828        $ 736        $ 4,196         $ 270
Lakeside Apartments               4,100         1,259         5,791            162
Bexley House Apartments           2,374           647         3,067            432
Covington Pointe
 Apartments                       4,480         1,935         7,041          1,399

Totals                          $12,782       $ 4,577       $20,095        $ 2,263


                     Gross Amount At Which
                            Carried
                     At December 31, 2001
                        (in thousands)
                           Buildings
                          And Related
                           Personal            Accumulated     Date of      Date    Depreciable
   Description     Land    Property    Total   Depreciation  Construction Acquired  Life-Years
                                              (in thousands)
Northsprings       $ 597    $ 4,605   $ 5,202    $ 2,978         1969       11/85      5-25
Lakeside            1,046     6,166     7,212      3,871         1980       05/86      5-25
Bexley House          542     3,604     4,146      2,280         1972       09/86      5-25
Covington Pointe    1,935     8,440    10,375      4,991         1982       03/87      5-25

Totals            $ 4,120   $22,815   $26,935    $14,120

Reconciliation of "Investment Properties and Accumulated Depreciation"

                                              Years Ended December 31,
                                                 2001          2000
                                                   (in thousands)
Real Estate
Balance at beginning of year                    $26,276       $25,768
  Property Improvements                             659           508
Balance at end of year                          $26,935       $26,276

Accumulated Depreciation
Balance at beginning of year                    $13,047       $12,023
  Additions charged to expense                    1,073         1,024
Balance at end of year                          $14,120       $13,047

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2001 and 2000, is approximately $30,121,000 and $29,462,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2001 and 2000, is approximately $13,820,000 and $12,727,000, respectively.

Note G - Commitments and Contingencies

The Partnership Agreement provides for payment of a fee to the Managing General Partner for managing the affairs of the Partnership. The fee is 2% of adjusted cash from operations, as defined in the Partnership Agreement. The fee is payable only after the Partnership has distributed, to all limited partners, adjusted cash from operations in any year equal to 10% of their adjusted invested capital as defined in the partnership agreement. No fees were payable for the years ended December 31, 2001 and 2000.

Note H - Distributions

During the year ended December 31, 2001, the Partnership paid cash distributions of approximately $521,000 of which approximately $505,000 ($18.86 per limited partnership unit) was paid to the limited partners. These distributions consisted of cash from operations of approximately $454,000 (approximately $440,000 to the limited partners or $16.43 per limited partnership unit) and the remaining proceeds from the refinancing of the mortgage encumbering Bexley House Apartments of approximately $67,000 (approximately $65,000 to the limited partners or $2.43 per limited partnership unit). During the year ended December 31, 2000, the Partnership declared and paid distributions of cash from operations of approximately $1,457,000 (approximately $1,413,000 to the limited partners or $52.77 per limited partnership unit) and approximately $991,000 (approximately $962,000 to the limited partners or $35.93 per limited partnership unit) of cash from refinancing the mortgage note encumbering Bexley House Apartments.

Note I - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants intend to oppose the motion and are scheduled to file their opposition brief on March 26, 2002. A hearing on the motion has been scheduled for April 29, 2002. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action.

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

      Name                 Age    Position

      Patrick J. Foye       44    Executive Vice President and Director

      Martha L. Long        42    Senior Vice President and Controller

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

The executive officers and director of the Managing General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with accounting principles generally accepted in the United States, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee or its equivalent under auditing standards generally accepted in the United States. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and director of the Managing General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the Managing General Partner have approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2001 for filing with the Securities and Exchange Commission.

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for the current fiscal year. Fees for the last fiscal year were audit services of approximately $50,000 and non-audit services (principally tax-related) of approximately $25,000.

Item 10.    Executive Compensation

No remuneration was paid by the Partnership to any officer or director of the Managing General Partner during the year ended December 31, 2001.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owners of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 2001.

                                                             Percentage
                 Entity                   Number of Units     of Total

Insignia Properties, LP (1)                      570            2.13%
  (an affiliate of AIMCO)
AIMCO Properties, LP (2)                       7,161           26.75%
  (an affiliate of AIMCO)
Cooper River Properties (1)                    3,830           14.30%
  (an affiliate of AIMCO)

Hospital Corporation of America                3,000           11.20%
201 West Main Street
Louisville, KY 40202

(1) Entity is indirectly ultimately owned by AIMCO. Its business address is 55 Beattie Place, Greenville, SC 29602.

(2) Entity is indirectly ultimately controlled by AIMCO. Its business address is 2000 South Colorado Boulevard, Denver, CO 80222.

As of December 31, 2001, no director or officer of the Managing General Partner owns, nor do the directors or officers as a whole, own more than 1% of the Registrant's Units. No such director or officer had any right to acquire beneficial ownership of additional Units of the Registrant.

Item 12.    Certain Relationships and Related Transactions

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for property management services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with the Managing General Partner and/or its affiliates were incurred during each of the years ended December 31, 2001 and 2000:

                                                        2001       2000
                                                         (in thousands)

Property management fees                                $ 254      $ 256
Reimbursement for services of affiliates                  336        148

During the years ended December 31, 2001 and 2000, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $254,000 and $256,000 for the years ended December 31, 2001 and 2000.

An affiliate of the Managing General Partner received reimbursements of accountable administrative expenses amounting to approximately $336,000 and $148,000 for the years ended December 31, 2001 and 2000, respectively. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $194,000 for the year ended December 31, 2001. There were no such fees for the year ended December 31, 2000. The construction management service fees are calculated based on a percentage of current and certain prior year additions to investment properties and are being depreciated over 15 years.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the year ended December 31, 2001, the Partnership paid AIMCO and its affiliates approximately $30,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 11,561 limited partnership units in the Partnership representing 43.18% of the outstanding units at December 31, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 43.18% of the outstanding units, AIMCO is in a position to influence all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

Item 13.    Exhibits and Reports on Form 8-K

      (a) Exhibits:

          None.

      (b) Reports on Form 8-K filed in the fourth quarter of calendar year 2001:

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


                                    Date: March 26, 2002


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.


/s/Patrick J. Foye      Executive Vice President      Date: March 26, 2002
Patrick J. Foye         and Director


/s/Martha L. Long       Senior Vice President         Date: March 26, 2002
Martha L. Long          and Controller

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