Form 10QSB
period 2002-03-31
DAVIDSON INCOME REAL ESTATE LP
filed 2002-05-15
CIK 768598

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

                   For the quarterly period ended March 31, 2002


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

ITEM 1.     FINANCIAL STATEMENTS

a)

                         DAVIDSON INCOME REAL ESTATE, L.P.

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                          (in thousands, except unit data)

                                 March 31, 2002



Assets
   Cash and cash equivalents                                                 $  626
   Receivables and deposits                                                     115
   Restricted escrows                                                           229
   Other assets                                                                 293
   Investment properties:
       Land                                                  $  4,120
       Buildings and related personal property                 22,957
                                                               27,077
       Less accumulated depreciation                          (14,394)       12,683
                                                                           $ 13,946
Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                                          $ 129
   Tenant security deposit liabilities                                           59
   Accrued property taxes                                                       171
   Other liabilities                                                            230
   Mortgage notes payable                                                    12,707

Partners' (Deficit) Capital
   General partners                                           $ (752)
   Limited partners (26,776 units issued and
      outstanding)                                              1,402           650
                                                                           $ 13,946

            See Accompanying Notes to Consolidated Financial Statements

b)

                         DAVIDSON INCOME REAL ESTATE, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)


                                                               Three Months Ended
                                                                    March 31,
                                                               2002          2001
Revenues:
   Rental income                                              $1,162        $1,168
   Other income                                                   69            63
      Total revenues                                           1,231         1,231

Expenses:
   Operating                                                     498           552
   General and administrative                                     65            58
   Depreciation                                                  274           267
   Interest                                                      258           259
   Property taxes                                                122           116
      Total expenses                                           1,217         1,252

Income (loss) before equity in (loss) income of
   joint venture                                                  14           (21)
Equity in (loss) income of joint venture                         (39)           29

Net (loss) income                                              $ (25)         $ 8

Net (loss) income allocated to general partners (3%)           $ (1)         $ --
Net (loss) income allocated to limited partners (97%)            (24)            8

                                                               $ (25)         $ 8

Net (loss) income per limited partnership unit                $ (.90)       $ 0.30

Distributions per limited partnership unit                     $ --         $ 6.76


            See Accompanying Notes to Consolidated Financial Statements

c)

                         DAVIDSON INCOME REAL ESTATE, L.P.

          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)
                          (in thousands, except unit data)



                                     Limited
                                   Partnership   General      Limited
                                      Units      Partners    Partners       Total

Original capital contributions        26,776       $ 1        $26,776      $26,777

Partners' (deficit) capital at
   December 31, 2001                  26,776      $ (751)     $ 1,426       $ 675

Net loss for the three months
   ended March 31, 2002                   --          (1)         (24)         (25)

Partners' (deficit) capital
   at March 31, 2002                  26,776      $ (752)     $ 1,402       $ 650


            See Accompanying Notes to Consolidated Financial Statements

d)

                         DAVIDSON INCOME REAL ESTATE, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                          (in thousands, except unit data)


                                                                 Three Months Ended
                                                                       March 31,
                                                                  2002        2001
Cash flows from operating activities:
  Net (loss) income                                              $ (25)        $ 8
  Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
   Depreciation                                                     274         267
   Amortization of discounts and loan costs                          16          16
   Equity in loss (income) of joint venture                          39         (29)
   Change in accounts:
      Receivables and deposits                                       83          59
      Other assets                                                 (108)        (54)
      Accounts payable                                               25         (30)
      Tenant security deposit liabilities                             1          (3)
      Accrued property taxes                                       (206)       (107)
      Other liabilities                                              79          43
       Net cash provided by operating activities                    178         170

Cash flows from investing activities:
  Property improvements and replacements                           (142)       (128)
  Net withdrawals from restricted escrows                            41          22
  Distributions from joint venture                                   --          62
       Net cash used in investing activities                       (101)        (44)

Cash flows from financing activities:
  Payments on mortgage notes payable                                (45)        (37)
  Distributions to partners                                          --        (187)
  Loan costs paid                                                    --          (7)
       Net cash used in financing activities                        (45)       (231)

Net increase (decrease) in cash and cash equivalents                 32        (105)

Cash and cash equivalents at beginning of period                    594         573
Cash and cash equivalents at end of period                       $ 626        $ 468

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 242        $ 230


            See Accompanying Notes to Consolidated Financial Statements

e)

                         DAVIDSON INCOME REAL ESTATE, L.P.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Davidson Income Real Estate, L.P. (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of
Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Diversified Properties, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

During the three months ended March 31, 2002 and 2001, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $64,000 for both the three months ended March 31, 2002 and 2001, which is included in operating expenses.

An affiliate of the Managing General Partner received reimbursements of accountable administrative expenses amounting to approximately $48,000 and $56,000 for the three months ended March 31, 2002 and 2001, respectively, which is included in general and administrative expense and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $6,000 and $17,000 for the three months ended March 31, 2002 and 2001, respectively. The construction management service fees are based on a percentage of current year additions to investment properties.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the three months ended March 31, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $59,000 and $33,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Investment in Joint Venture

The Partnership owns a 17.5% interest in the Sterling Crest Joint Venture with Davidson Growth Plus, L.P., an affiliate of the Managing General Partner, which owns the remaining 82.5% of the joint venture.

There were no distributions received from the joint venture during the three months ended March 31, 2002. Subsequent to March 31, 2002, the Partnership received approximately $785,000 for its portion of the excess proceeds received from the refinancing of the joint venture's investment property in January 2002. The Partnership received distributions of approximately $62,000 from the joint venture during the three months ended March 31, 2001. For the three months ended March 31, 2002, the Partnership recognized approximately $39,000 of equity in the loss of the joint venture, which was net of approximately $54,000 due to the loss incurred on the early extinguishment of debt at the joint venture's investment property. The Partnership's equity in the loss of the joint venture completely offset the investment in the joint venture as of December 31, 2001. Therefore, the Partnership's investment in the joint venture was zero at March 31, 2002. For the three months ended March 31, 2001, the Partnership recognized equity in the income of the joint venture of approximately $29,000.

The following table represents net liabilities at March 31, 2002 and net (loss) income for the three months ended March 31, 2002 and 2001:

                                              March 31, 2002

Total assets                                      $11,599
Total liabilities                                  11,602

Total venture equity                              $    (3)

                                                    Three Months Ended March 31,
                                                      2002                2001

Total revenues                                      $   651             $   673
Total expenses                                          875                 516
Net (loss) income                                      (224)                157

Note D - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court heard argument on the motion and ordered further briefing after which time the matter will be taken under submission. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint.

The  General  Partner  does not  anticipate  that any  costs,  whether  legal or
settlement  costs,   associated  with  these  cases  will  be  material  to  the
Partnership's overall operations.

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

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2002 and 2001:

                                                   Average Occupancy
      Property                                      2002       2001

      Northsprings Apartments                       89%        85%
         Atlanta, Georgia (1)
      Lakeside Apartments                           91%        90%
         Charlotte, North Carolina
      Bexley House Apartments                       98%        93%
         Columbus, Ohio (1)
      Covington Pointe Apartments                   84%        92%
         Dallas, Texas (2)

(1) The Managing General Partner attributes the increase in occupancy to an increased marketing effort by the property's management.

(2) The Managing General Partner attributes the decrease in occupancy at Covington Pointe Apartments to the eviction of several delinquent tenants and increased market competition in the Dallas area.

Results of Operations

The Partnership realized a net loss of approximately $25,000 for the three months ended March 31, 2002 as compared to net income of approximately $8,000 for the three months ended March 31, 2001. The decrease in net income is primarily attributable to a decrease in equity in the income of the joint venture. The Partnership realized income before equity in income (loss) of the joint venture of approximately $14,000 as compared to a loss of approximately $21,000 for the three months ended March 31, 2001. The increase in income before equity in joint venture is primarily attributable to a decrease in total expenses partially offset by a decrease in income from the joint venture while total revenues remained relatively constant. The decrease in total expenses is due to a decrease in operating expense partially offset by an increase in depreciation expense and general and administrative expense. Operating expense decreased due to a decrease in advertising and rental expense, property expense and maintenance expense partially offset by an increase in insurance expense. Advertising and rental expense decreased due to a decrease in periodical advertising at Bexley House Apartments and Northsprings Apartments and a decrease in newspaper advertising at Lakeside Apartments. Property expense decreased due to a decrease in employee salaries and employee related benefits at Covington Pointe Apartments and a decrease in utility costs at Bexley House Apartments and Lakeside Apartments. Maintenance expense decreased due to a decrease in contract work at all of the Partnership's investment properties and a decrease in interior decorating at Northsprings Apartments. Insurance expense increased due to an increase in hazard insurance premiums at Covington Pointe
Apartments and Lakeside Apartments. Depreciation expense increased due to capital improvements placed into service during the past twelve months.

General and administrative expenses increased primarily due to an increase in the cost of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement and to an increase in professional fees. Also included in general and administrative expenses were costs associated with the quarterly and annual communications with the investors and regulatory agencies and the annual audit required by the Partnership Agreement.

For the three months ended March 31, 2002, the Partnership recognized equity in loss of the joint venture property of approximately $39,000 as compared to equity in income of the joint venture property of approximately $29,000 for the three months ended March 31, 2001. The Partnership owns a 17.5% interest in Sterling Crest Joint Venture (the "Joint Venture"). Equity in income from the joint venture decreased due primarily to a loss on early extinguishment of debt related to the refinancing of the joint venture property in January 2002. The Partnership's equity in this loss was approximately $54,000.

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

Liquidity and Capital Resources

At March 31, 2002, the Partnership had cash and cash equivalents of approximately $626,000 compared to approximately $468,000 at March 31, 2001. The increase in cash and cash equivalents for the three months ended March 31, 2002 from the Partnership's year ended December 31, 2001, was approximately $32,000. This increase is due to approximately $178,000 of cash provided by operating activities partially offset by approximately $101,000 of cash used in investing activities and approximately $45,000 of cash used in financing activities. Cash used in investing activities consisted of property improvements and replacements partially offset by net withdrawals from restricted escrows maintained by the mortgage lenders. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Partnership's investment properties. The Partnership invests its working capital reserves in interest bearing accounts.

Subsequent to March 31, 2002, the Partnership received approximately $785,000 for its portion of the excess proceeds received from the refinancing of the joint venture's investment property in January 2002.

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

Northsprings Apartments

During the three months ended March 31, 2002, the Partnership completed approximately $51,000 of capital improvements at Northsprings Apartments, consisting primarily of plumbing improvements, air conditioning unit replacements, parking lot upgrades and appliance and floor covering replacements. These improvements were funded from operating cash flow and replacement reserves. The Partnership has budgeted but is not limited to, approximately $51,000 for capital improvements for the year 2002 at Northsprings Apartments consisting primarily of appliance and floor covering replacements.

Lakeside Apartments

During the three months ended March 31, 2002, the Partnership completed approximately $36,000 of capital improvements at Lakeside Apartments, consisting primarily of appliance and floor covering replacements, wall covering, water submetering, and plumbing upgrades. These improvements were funded primarily from operating cash flow and replacement reserves. The Partnership has budgeted but is not limited to approximately $117,000 for capital improvements for the year 2002 at Lakeside Apartments consisting primarily of HVAC, water submetering, structural improvements and appliance and floor covering replacements.

Bexley House Apartments

During the three months ended March 31, 2002, the Partnership completed approximately $39,000 of budgeted and unbudgeted capital improvements at Bexley House, consisting primarily of HVAC, door replacements and appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership has budgeted, but is not limited to, approximately $35,000 for capital improvements for the year 2002 at Bexley House Apartments consisting primarily of fire safety enhancements, door replacements, HVAC, light fixtures, and appliance and floor covering replacements.

Covington Pointe Apartments

During the three months ended March 31, 2002, the Partnership completed approximately $16,000 of capital improvements at Covington Pointe Apartments, consisting primarily of swimming pool improvements, appliance and floor covering replacements, structural improvements, and office computers. These improvements were funded primarily from operating cash flow. The Partnership has budgeted, but is not limited to, approximately $61,000 for the year 2002 at Covington Pointe Apartments consisting primarily of swimming pool improvements, HVAC replacements, interior decoration, structural upgrades, and appliance and floor covering replacements.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $12,707,000, net of discounts, is amortized over varying periods. The Managing General Partner will attempt to refinance and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

The Partnership distributed the following amounts during the three months ended March 31, 2002 and 2001 (in thousands, except per unit data):


                     Three Months     Per Limited      Three Months     Per Limited
                        Ended         Partnership         Ended         Partnership
                    March 31, 2002        Unit        March 31, 2001        Unit

Operations             $   --           $   --           $  120            $ 4.33
Refinancing (1)            --               --               67              2.43
                       $   --           $   --           $  187            $ 6.76

(1)   From the refinance of Bexley House Apartments.

Subsequent to March 31, 2002, the Partnership paid a distribution of approximately $293,000 (approximately $284,000 to the limited partners or $10.60 per limited partnership unit) from operations and approximately $708,000 (approximately $687,000 to the limited partners or $25.66 per limited partnership unit) from the refinancing of the joint venture property. The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit further distributions to its partners during the remainder of 2002 or subsequent periods. Distributions may be restricted by the requirement to deposit net operating income into a reserve account until it is funded a minimum of $200 and a maximum of $400 per apartment unit at Northsprings Apartments and Covington Pointe Apartments for a total of approximately $60,000 to $120,000. The reserve account at March 31, 2002 was approximately $116,000.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 11,581 limited partnership units in the Partnership representing 43.25% of the outstanding units at March 31, 2002. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 43.25% of the outstanding units, AIMCO is in a position to influence all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS


In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court heard argument on the motion and ordered further briefing after which time the matter will be taken under submission. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint.

The  General  Partner  does not  anticipate  that any  costs,  whether  legal or
settlement  costs,   associated  with  these  cases  will  be  material  to  the
Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2002.

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


                                    Date: May 15, 2002