Form 10QSB
period 2002-06-30
DAVIDSON INCOME REAL ESTATE LP
filed 2002-08-14
CIK 768598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                    For the quarterly period ended June 30, 2002


[] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
   1934


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



                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS



                         DAVIDSON INCOME REAL ESTATE, L.P.

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                          (in thousands, except unit data)

                                  June 30, 2002



Assets
   Cash and cash equivalents                                                 $ 544
   Receivables and deposits                                                     146
   Restricted escrows                                                           207
   Other assets                                                                 265
   Investment properties:
       Land                                                  $ 4,120
       Buildings and related personal property                 23,023
                                                               27,143
       Less accumulated depreciation                          (14,674)       12,469
                                                                           $ 13,631
Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                                          $ 73
   Tenant security deposit liabilities                                           71
   Accrued property taxes                                                       238
   Other liabilities                                                            173
   Deficit in joint venture                                                     802
   Mortgage notes payable                                                    12,663

Partners' (Deficit) Capital
   General partners                                           $ (783)
   Limited partners (26,776 units issued and
      outstanding)                                                394          (389)
                                                                           $ 13,631

            See Accompanying Notes to Consolidated Financial Statements

                         DAVIDSON INCOME REAL ESTATE, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except per unit data)


                                       Three Months Ended        Six Months Ended
                                            June 30,                 June 30,
                                       2002          2001        2002        2001
Revenues:
  Rental income                       $ 1,102      $ 1,162      $ 2,264     $ 2,330
  Other income                             69           61          138         124
     Total revenues                     1,171        1,223        2,402       2,454

Expenses:
  Operating                               518          506        1,016       1,058
  General and administrative               45           60          110         118
  Depreciation                            280          272          554         539
  Interest                                255          260          513         519
  Property taxes                          116          128          238         244
     Total expenses                     1,214        1,226        2,431       2,478

Loss before equity in income
  (loss) of joint venture                 (43)          (3)         (29)        (24)
Equity in income (loss) of
   joint venture                            5           22          (34)         51

Net (loss) income                      $ (38)        $ 19        $ (63)      $ 27

Net (loss) income allocated to
  general partners (3%)                $ (1)         $ 1         $ (2)        $ 1
Net (loss) income allocated to
  limited partners (97%)                  (37)          18          (61)         26
                                       $ (38)        $ 19        $ (63)      $ 27
Net (loss) income per limited
  partnership unit                    $ (1.38)      $ 0.67      $ (2.28)    $ 0.97

Distributions per limited
  partnership unit                    $ 36.26       $ 7.51      $ 36.26     $ 14.27
            See Accompanying Notes to Consolidated Financial Statements

                         DAVIDSON INCOME REAL ESTATE, L.P.

          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)
                          (in thousands, except unit data)



                                     Limited
                                   Partnership   General      Limited
                                      Units      Partners    Partners       Total

Original capital contributions        26,776       $ 1        $26,776      $26,777

Partners' (deficit) capital at
   December 31, 2001                  26,776      $ (751)     $ 1,426       $ 675

Distributions to partners                 --         (30)        (971)      (1,001)

Net loss for the six months
   ended June 30, 2002                    --          (2)         (61)         (63)

Partners' (deficit) capital
   at June 30, 2002                   26,776      $ (783)      $ 394       $ (389)

            See Accompanying Notes to Consolidated Financial Statements

                         DAVIDSON INCOME REAL ESTATE, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)




                                                                  Six Months Ended
                                                                        June 30,
                                                                  2002        2001
Cash flows from operating activities:
  Net (loss) income                                              $ (63)       $ 27
  Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
   Depreciation                                                     554          539
   Amortization of discounts and loan costs                          31           32
   Equity in loss (income) of joint venture                          34          (51)
   Change in accounts:
      Receivables and deposits                                       52           51
      Other assets                                                  (93)         (34)
      Accounts payable                                              (31)         (25)
      Tenant security deposit liabilities                            13           (3)
      Accrued property taxes                                       (139)         (27)
      Other liabilities                                              22           56
       Net cash provided by operating activities                    380          565

Cash flows from investing activities:
  Property improvements and replacements                           (208)        (263)
  Net withdrawals from restricted escrows                            63           37
  Distributions from joint venture                                  807          124
       Net cash provided by (used in) investing activities          662         (102)

Cash flows from financing activities:
  Payments on mortgage notes payable                                (91)         (80)
  Distributions to partners                                      (1,001)        (394)
  Loan cost paid                                                     --           (6)
       Net cash used in financing activities                     (1,092)        (480)

Net decrease in cash and cash equivalents                           (50)         (17)

Cash and cash equivalents at beginning of period                    594          573
Cash and cash equivalents at end of period                       $ 544        $ 556

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 483        $ 475

            See Accompanying Notes to Consolidated Financial Statements

                         DAVIDSON INCOME REAL ESTATE, L.P.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Davidson Income Real Estate, L.P. (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of
Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Diversified Properties, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

During the six months ended June 30, 2002 and 2001, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $123,000 and $127,000 for the six months ended June 30, 2002 and 2001, respectively, which is included in operating expenses.

An affiliate of the Managing General Partner received reimbursements of accountable administrative expenses amounting to approximately $83,000 and $90,000 for the six months ended June 30, 2002 and 2001, respectively, which are included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $7,000 and $18,000 for the six months ended June 30, 2002 and 2001, respectively. The construction management service fees are based on a percentage of current year additions to investment properties.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the six months ended June 30, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $59,000 and $33,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Deficit in Joint Venture

The Partnership owns a 17.5% interest in the Sterling Crest Joint Venture with Davidson Growth Plus, L.P., an affiliate of the Managing General Partner, which owns the remaining 82.5% of the joint venture.

During the six months ended June 30, 2002, the Partnership received distributions of approximately $807,000 from the joint venture consisting of approximately $785,000 for its portion of the excess proceeds received from the refinancing of the joint venture's investment property in January 2002 and approximately $22,000 from operations of the joint venture. The Partnership received distributions of approximately $124,000 from operations at the joint venture during the six months ended June 30, 2001. For the six months ended June 30, 2002, the Partnership recognized approximately $34,000 of equity in the loss of the joint venture, which was net of approximately $54,000 due to the loss incurred on the early extinguishment of debt at the joint venture's investment property. For the six months ended June 30, 2001, the Partnership recognized equity in the income of the joint venture of approximately $51,000.

The following table represents the net liabilities of the joint venture at June 30, 2002 and net (loss) income for the six months ended June 30, 2002 and 2001 (in thousands):

                                               June 30, 2002

Total assets                                      $ 7,044
Total liabilities                                  11,655

Net deficiency                                    $(4,611)

                                                      Six Months Ended June 30,
                                                      2002                2001

Total revenues                                      $ 1,298             $ 1,344
Total expenses                                        1,492               1,047
Net operating (loss) income                         $  (194)                297

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as order by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. The parties are currently in the midst of briefing that appeal.

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

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2002 and 2001:

                                                   Average Occupancy
      Property                                      2002       2001

      Northsprings Apartments                       88%        89%
         Atlanta, Georgia
      Lakeside Apartments                           89%        88%
         Charlotte, North Carolina
      Bexley House Apartments                       99%        92%
         Columbus, Ohio
      Covington Pointe Apartments                   87%        90%
         Dallas, Texas

The Managing General Partner attributes the increase in occupancy at Bexley House Apartments to an increased marketing effort by the property's management. The Managing General Partner attributes the decrease in occupancy at Covington Pointe Apartments to the eviction of several delinquent tenants and increased market competition in the Dallas area.

Results of Operations

The Partnership realized a net loss of approximately $63,000 for the six months ended June 30, 2002 as compared to net income of approximately $27,000 for the six months ended June 30, 2001. The Partnership realized a net loss of approximately $38,000 for the three months ended June 30, 2002 as compared to net income of approximately $19,000 for the three months ended June 30, 2001. The decrease in income for the three and six months ended June 30, 2002 is primarily due to a decrease in equity in income of the joint venture and total revenues partially offset by a decrease in total expenses. Total revenues decreased for the three and six months ended June 30, 2002 due to a decrease in rental income slightly offset by an increase in other income. Rental income decreased due to an increase in bad debt expense at Covington Pointe Apartments and Northsprings Apartments. Other income increased due to an increase in utilities reimbursements at Bexley House Apartments and Northsprings Apartments partially offset by a decrease in interest income as a result of lower cash balances maintained in interest bearing accounts by the Partnership and its investment properties.

Total expenses decreased for the six months ended June 30, 2002 due to a decrease in operating expense partially offset by an increase in depreciation expense. Operating expense decreased due to a decrease in property expense and advertising expense partially offset by an increase in insurance expense.
Property expense decreased due to a decrease in utility bills and contract courtesy patrol at Bexley House Apartments and employee salaries and apartments at Covington Pointe Apartments. Advertising expense decreased due to a decrease in periodical advertising at Bexley House Apartments. Insurance expense increased due to an increase in insurance premiums at Covington Pointe Apartments. Depreciation expense increased due to capital improvements placed into service during the past twelve months.

Total expenses for the three months ended June 30, 2002 decreased due to a decrease in general and administrative expense. General and administrative expense decreased due to a decrease in professional and administrative expenses. Included in general and administrative expenses for the three and six months ended June 30, 2002 are costs of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Also included were costs associated with the quarterly and annual communications with the investors and regulatory agencies and the annual audit required by the Partnership Agreement.

For the six months ended June 30, 2002, the Partnership recognized equity in loss of the joint venture property of approximately $34,000 as compared to equity in income of the joint venture property of approximately $51,000 for the six months ended June 30, 2001. For the three months ended June 30, 2002, the Partnership recognized equity in income of the joint venture property of approximately $5,000 as compared to equity in income of the joint venture property of approximately $22,000 for the three months ended June 30, 2001. The Partnership owns a 17.5% interest in Sterling Crest Joint Venture (the "Joint Venture"). Equity in income from the joint venture decreased due primarily to a loss on early extinguishment of debt related to the refinancing of the joint venture property in January 2002. The Partnership's equity in this loss was approximately $54,000.

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

Liquidity and Capital Resources

At June 30, 2002, the Partnership had cash and cash equivalents of approximately $544,000 compared to approximately $556,000 at June 30, 2001. For the six months ended June 30, 2002 cash and cash equivalents decreased by approximately $50,000 from the Partnership's year ended December 31, 2001. The decrease in cash and cash equivalents is due to approximately $1,092,000 of cash used in financing activities partially offset by approximately $662,000 of cash provided by investing activities and approximately $380,000 of cash provided by operating activities. Cash used in financing activities consisted primarily of distributions paid to the partners and, to a lesser extent, payments of principal made on the mortgages encumbering the Partnership's investment properties. Cash provided by investing activities consisted of distributions received from the Partnership's joint venture and net withdrawals from restricted escrows maintained by the mortgage lenders which was slightly offset by property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

The Partnership received distributions of approximately $807,000 from the joint venture consisting of approximately $785,000 for its portion of the excess proceeds received from the refinancing of the joint venture's investment property in January 2002 and approximately $22,000 from operations at the joint venture.

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

Northsprings Apartments

During the six months ended June 30, 2002, the Partnership completed approximately $75,000 of budgeted and unbudgeted capital improvements at Northsprings Apartments, consisting primarily of plumbing improvements, air conditioning unit replacements, parking lot upgrades and appliance and floor covering replacements. These improvements were funded from operating cash flow and replacement reserves. The Partnership has budgeted, but is not limited to, approximately $61,000 for capital improvements for the year 2002 at Northsprings Apartments consisting primarily of structural improvements and floor covering replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Lakeside Apartments

During the six months ended June 30, 2002, the Partnership completed approximately $85,000 of capital improvements at Lakeside Apartments, consisting primarily of office computers, floor covering replacements, wall covering, water submetering, and plumbing upgrades. These improvements were funded primarily from operating cash flow and replacement reserves. The Partnership has budgeted, but is not limited to, approximately $132,000 for capital improvements for the year 2002 at Lakeside Apartments consisting primarily of HVAC replacements, water submetering, structural improvements and appliance and floor covering replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Bexley House Apartments

During the six months ended June 30, 2002, the Partnership completed approximately $15,000 of capital improvements at Bexley House, consisting primarily of HVAC and floor covering replacements. These improvements were funded from operating cash flow and replacement reserves. The Partnership has budgeted, but is not limited to, approximately $32,000 for capital improvements for the year 2002 at Bexley House Apartments consisting primarily of fire safety enhancements, light fixtures, and floor covering replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Covington Pointe Apartments

During the six months ended June 30, 2002, the Partnership completed approximately $33,000 of capital improvements at Covington Pointe Apartments, consisting primarily of appliance and floor covering replacements, structural improvements, and HVAC replacements. These improvements were funded primarily from operating cash flow. The Partnership has budgeted, but is not limited to, approximately $55,000 for the year 2002 at Covington Pointe Apartments consisting primarily of swimming pool improvements, HVAC replacements, interior decoration, structural upgrades, and appliance and floor covering replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $12,663,000, net of discounts, is amortized over varying periods. The Managing General Partner will attempt to refinance and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

The Partnership distributed the following amounts during the six months ended June 30, 2002 and 2001 (in thousands, except per unit data):


                      Six Months      Per Limited       Six Months      Per Limited
                        Ended         Partnership         Ended         Partnership
                    June 30, 2002         Unit        June 30, 2001         Unit

Operations             $  293           $10.60           $  327            $11.84
Refinancing (1)           708            25.66               67              2.43
                       $1,001           $36.26           $  394            $14.27

(1) From the refinance of the joint venture property for the six months ended June 30, 2002 and Bexley House Apartments for the six months ended June 30, 2001.

The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit further distributions to its partners during the remainder of 2002 or subsequent periods. Distributions may be restricted by the requirement to deposit net operating income into a reserve account until it is funded a minimum of $200 and a maximum of $400 per apartment unit at Northsprings Apartments and Covington Pointe Apartments for a total of approximately $60,000 to $120,000. The reserve account at June 30, 2002 was approximately $121,000.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 11,631 limited partnership units (the "Units") in the Partnership representing 43.44% of the outstanding Units at June 30, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 43.44% of the outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owed fiduciary duties to AIMCO as its sole Stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnerships and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as it sole stockholder.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Investment properties are recorded at cost, less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of a property may be impaired, the Partnership will make an assessment of its recoverability by estimating the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property.

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Partnership's investment properties. These factors include changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause an impairment in the Partnership's assets.

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to income as incurred.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as order by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. The parties are currently in the midst of briefing that appeal.

The Managing General Partner does not anticipate that any costs, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  3.1 Agreement of Limited Partnership is incorporated by reference to Exhibit A to the Prospectus of the Registrant dated July 26, 1985 as filed with the Commission pursuant to July 424(b) under the Act.

                  3.2 Amendment to Partnership Agreement dated October 1, 1985 is incorporated by reference to Exhibit 3A to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987.

                  4.1 Certificate of Limited Partnership dated April 29, 1985 is incorporated by reference to Exhibit 4 to the Registrant's Registration Statement on Form S-11 dated May 7, 1985.

                  4.2 Certificate of Amendment to Certificate of Limited Partnership dated July 16, 1985 is incorporated by reference to Exhibit 4B in Amendment No 1 to Registration Statement No. 2-97539, dated July 24, 1985.

                  99.1  Certification of Chief  Executive   Officer   and  Chief
                        Financial Officer

            b)    Reports on Form 8-K:

                  None filed during the quarter ended June 30, 2002.

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



                                    DAVIDSON INCOME REAL ESTATE, L.P.


                                    By:   DAVIDSON DIVERSIFIED PROPERTIES, INC.
                                          Managing General Partner


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President


                                    By:   /s/Thomas C. Novosel
                                          Thomas C. Novosel
                                          Senior Vice President
                                          and Chief Accounting Officer


                                    Date: August 14, 2002

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Davidson Income Real Estate, L.P. (the "Partnership"), for the quarterly period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the Chief Executive Officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  August 14, 2002


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  August 14, 2002



This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.