Form 10QSB
period 2002-09-30
DAVIDSON INCOME REAL ESTATE LP
filed 2002-11-14
CIK 768598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 2002


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

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS



                        DAVIDSON INCOME REAL ESTATE, L.P.

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                               September 30, 2002



Assets
   Cash and cash equivalents                                                 $ 576
   Receivables and deposits                                                     183
   Restricted escrows                                                           170
   Other assets                                                                 228
   Investment properties:
       Land                                                  $ 4,120
       Buildings and related personal property                 23,105
                                                               27,225
       Less accumulated depreciation                          (14,945)       12,280
                                                                           $ 13,437
Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                                          $ 35
   Tenant security deposit liabilities                                           88
   Accrued property taxes                                                       354
   Other liabilities                                                            240
   Deficit in joint venture                                                     802
   Mortgage notes payable, net                                               12,623

Partners' (Deficit) Capital
   General partners                                           $ (793)
   Limited partners (26,776 units issued and
      outstanding)                                                 88          (705)
                                                                           $ 13,437

            See Accompanying Notes to Consolidated Financial Statements

                        DAVIDSON INCOME REAL ESTATE, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                       Three Months Ended        Nine Months Ended
                                         September 30,             September 30,
                                       2002          2001        2002        2001
Revenues:
  Rental income                       $ 1,142      $ 1,195      $ 3,406     $ 3,525
  Other income                            106           77          244         201
     Total revenues                     1,248        1,272        3,650       3,726

Expenses:
  Operating                               549          562        1,565       1,620
  General and administrative               53           59          163         177
  Depreciation                            271          264          825         803
  Interest                                259          261          772         780
  Property taxes                          115          110          353         354
     Total expenses                     1,247        1,256        3,678       3,734

Income (loss) before equity in
  income (loss) of joint venture            1           16          (28)         (8)
Equity in income (loss) of
   joint venture                           10           28          (24)         79

Net income (loss)                      $ 11          $ 44        $ (52)      $ 71

Net income (loss) allocated to
  general partners (3%)                $ --          $ 1         $ (2)        $ 2
Net income (loss) allocated to
  limited partners (97%)                  11            43          (50)         69
                                      $   11          $ 44        $ (52)      $ 71
Net income (loss) per limited
  partnership unit                    $ 0.41        $ 1.61      $ (1.87)    $ 2.58

Distributions per limited
  partnership unit                    $ 11.85       $ 4.59      $ 48.11     $ 18.86


            See Accompanying Notes to Consolidated Financial Statements

                        DAVIDSON INCOME REAL ESTATE, L.P.

          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)
                        (in thousands, except unit data)



                                     Limited
                                   Partnership   General      Limited
                                      Units      Partners    Partners       Total

Original capital contributions        26,776       $ 1        $26,776      $26,777

Partners' (deficit) capital at
   December 31, 2001                  26,776      $ (751)     $ 1,426       $ 675

Distributions to partners                 --         (40)      (1,288)      (1,328)

Net loss for the nine months
   ended September 30, 2002               --          (2)         (50)         (52)

Partners' (deficit) capital
   at September 30, 2002              26,776      $ (793)      $ 88        $ (705)


            See Accompanying Notes to Consolidated Financial Statements


                        DAVIDSON INCOME REAL ESTATE, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)




                                                                 Nine Months Ended
                                                                   September 30,
                                                                   2002        2001
Cash flows from operating activities:
  Net (loss) income                                              $ (52)       $ 71
  Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
   Depreciation                                                     825          803
   Amortization of discounts and loan costs                          50           49
   Equity in loss (income) of joint venture                          24          (79)
   Change in accounts:
      Receivables and deposits                                       15           43
      Other assets                                                  (69)         (23)
      Accounts payable                                              (69)          (9)
      Tenant security deposit liabilities                            30           (7)
      Accrued property taxes                                        (23)          (2)
      Other liabilities                                              89           (7)
       Net cash provided by operating activities                    820          839

Cash flows from investing activities:
  Property improvements and replacements                           (290)        (491)
  Net withdrawals from restricted escrows                           100           21
  Distributions from joint venture                                  817          168
       Net cash provided by (used in) investing activities          627         (302)

Cash flows from financing activities:
  Payments on mortgage notes payable                               (137)        (123)
  Distributions to partners                                      (1,328)        (521)
  Loan costs paid                                                    --          (11)
       Net cash used in financing activities                     (1,465)        (655)

Net decrease in cash and cash equivalents                           (18)        (118)

Cash and cash equivalents at beginning of period                    594          573
Cash and cash equivalents at end of period                       $ 576        $ 455

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 723        $ 718

            See Accompanying Notes to Consolidated Financial Statements

                        DAVIDSON INCOME REAL ESTATE, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Davidson Income Real Estate, L.P. (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of
Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Diversified Properties, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

During the nine months ended September 30, 2002 and 2001, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $189,000 and $191,000 for the nine months ended September 30, 2002 and 2001, respectively, which is included in operating expenses.

An affiliate of the Managing General Partner received reimbursements of accountable administrative expenses amounting to approximately $117,000 and $270,000 for the nine months ended September 30, 2002 and 2001, respectively, which are included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $5,000 and $163,000 for the nine months ended September 30, 2002 and 2001, respectively. The construction management service fees are based on a percentage of current year additions to investment properties.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the nine months ended September 30, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $59,000 and $33,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Deficit in Joint Venture

The Partnership owns a 17.5% interest in the Sterling Crest Joint Venture with Davidson Growth Plus, L.P., an affiliate of the Managing General Partner, which owns the remaining 82.5% of the joint venture.

During the nine months ended September 30, 2002, the Partnership received distributions of approximately $817,000 from the joint venture consisting of approximately $785,000 for its portion of the excess proceeds received from the refinancing of the joint venture's investment property in January 2002 and approximately $32,000 from operations of the joint venture. The Partnership received distributions of approximately $168,000 from operations of the joint venture during the nine months ended September 30, 2001. For the nine months ended September 30, 2002, the Partnership recognized approximately $24,000 of equity in the loss of the joint venture, which was net of approximately $54,000 due to the loss incurred on the early extinguishment of debt at the joint venture's investment property. For the nine months ended September 30, 2001, the Partnership recognized equity in the income of the joint venture of approximately $79,000.

The following table represents the net liabilities of the joint venture at September 30, 2002 and net (loss) income for the nine months ended September 30, 2002 and 2001 (in thousands):

                                             September 30, 2002

Total assets                                      $ 6,981
Total liabilities                                  11,584

Net deficiency                                    $(4,603)

                                                 Nine Months Ended September 30,
                                                    2002                2001

Total revenues                                    $ 1,941             $ 2,016
Total expenses                                      2,079               1,561
Net (loss) income                                 $  (138)                455

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as order by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements in certain circumstances. The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. The discussions of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, do not take into account the effects of any changes to the Registrant's business and results of operations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; and possible environmental liabilities. Readers should carefully review the Registrant's financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time to time with the Securities and Exchange Commission.

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2002 and 2001:

                                                   Average Occupancy
      Property                                      2002       2001

      Northsprings Apartments                       89%        90%
         Atlanta, Georgia
      Lakeside Apartments                           91%        89%
         Charlotte, North Carolina
      Bexley House Apartments                       99%        92%
         Columbus, Ohio
      Covington Pointe Apartments                   88%        91%
         Dallas, Texas

The Managing General Partner attributes the increase in occupancy at Bexley House Apartments to an increased marketing effort by the property's management. The Managing General Partner attributes the decrease in occupancy at Covington Pointe Apartments to the eviction of several delinquent tenants and increased market competition in the Dallas area.

Results of Operations

The Partnership realized a net loss of approximately $52,000 for the nine months ended September 30, 2002 as compared to net income of approximately $71,000 for the nine months ended September 30, 2001. The Partnership realized net income of approximately $11,000 for the three months ended September 30, 2002 as compared to net income of approximately $44,000 for the three months ended September 30, 2001. The decrease in income for the three and nine months ended September 30, 2002 is primarily due to a decrease in equity in income of the joint venture and total revenues partially offset by a decrease in total expenses. Total revenues decreased for the three and nine months ended September 30, 2002 due to a decrease in rental income partially offset by an increase in other income. Rental income decreased for the three and nine months ended September 30, 2002 due to a decrease in occupancy and an increase in bad debt at Covington Pointe Apartments and Northsprings Apartments and a decrease in average rental rates at all of the Partnership's investment properties partially offset by an increase in occupancy at Bexley House Apartments and Lakeside Apartments. Other income for the three and nine months ended September 30, 2002 increased due to an increase in utilities reimbursements at all of the Partnership's properties and lease cancellation fees at Northsprings Apartments and Covington Pointe Apartments partially offset by a decrease in interest income as a result of lower cash balances maintained in interest bearing accounts by the Partnership and its investment properties.

For the nine months ended September 30, 2002, the Partnership recognized equity in loss of the joint venture property of approximately $24,000 as compared to equity in income of the joint venture property of approximately $79,000 for the nine months ended September 30, 2001. The Partnership recognized approximately $10,000 equity in income of the joint venture property for the three months ended September 30, 2002. For the three months ended September 30, 2001, the Partnership recognized approximately $28,000 of equity in income of the joint venture property. The Partnership owns a 17.5% interest in Sterling Crest Joint Venture (the "Joint Venture"). Equity in income from the joint venture decreased due primarily to a loss on early extinguishment of debt related to the refinancing of the joint venture property in January 2002. The Partnership's equity in this loss was approximately $54,000.

Total expenses decreased for the three and nine months ended September 30, 2002 due to a decrease in operating and general and administrative expenses partially offset by an increase in depreciation expense. Operating expenses decreased due to a decrease in property and advertising expenses partially offset by an increase in maintenance and insurance expenses. Property expense decreased due to a decrease in utility bills and employee salaries at Bexley House Apartments and Northsprings Apartments. Advertising expense decreased due to a decrease in periodical advertising at Bexley House Apartments, Covington Pointe Apartments and Northsprings Apartments. Maintenance expense increased due to an increase in contract work and building improvements at Northsprings Apartments partially offset by a decrease in contract work at Covington Pointe Apartments and Lakeside Apartments. Insurance expense increased due to an increase in insurance premiums at Covington Pointe Apartments. Depreciation expense increased due to capital improvements placed into service during the past twelve months at Lakeside Apartments and Northsprings Apartments.

General and administrative expense for the three and nine months ended September 30, 2002 decreased due to a decrease in professional and administrative expenses. Included in general and administrative expenses for the three and nine months ended September 30, 2002 are costs of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Also included were costs associated with the quarterly and annual communications with the investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

Liquidity and Capital Resources

At September 30, 2002, the Partnership had cash and cash equivalents of approximately $576,000 compared to approximately $455,000 at September 30, 2001. For the nine months ended September 30, 2002 cash and cash equivalents decreased by approximately $18,000 from the Partnership's fiscal year ended December 31, 2001. The decrease in cash and cash equivalents is due to approximately $1,465,000 of cash used in financing activities partially offset by approximately $627,000 of cash provided by investing activities and approximately $820,000 of cash provided by operating activities. Cash used in financing activities consisted primarily of distributions paid to the partners and, to a lesser extent, payments of principal made on the mortgages encumbering the Partnership's investment properties. Cash provided by investing activities consisted of distributions received from the Partnership's joint venture and net withdrawals from restricted escrows maintained by the mortgage lenders which was slightly offset by property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

The Partnership received distributions of approximately $817,000 from the joint venture consisting of approximately $785,000 for its portion of the excess proceeds received from the refinancing of the joint venture's investment property in January 2002 and approximately $32,000 from operations at the joint venture.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. Capital improvements planned for the Partnership's properties are detailed below.

Northsprings Apartments

During the nine months ended September 30, 2002, the Partnership completed approximately $84,000 of budgeted and unbudgeted capital improvements at Northsprings Apartments, consisting primarily of plumbing improvements, air conditioning unit replacements, parking lot upgrades and appliance and floor covering replacements. These improvements were funded from operating cash flow and replacement reserves. The Partnership has budgeted, but is not limited to, approximately $58,000 for capital improvements for the year 2002 at Northsprings Apartments consisting primarily of structural improvements and floor covering replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Lakeside Apartments

During the nine months ended  September  30,  2002,  the  Partnership  completed approximately $114,000 of capital improvements at Lakeside Apartments, consisting primarily of floor covering replacements, wall covering, water submetering, office computers, and plumbing upgrades. These improvements were funded primarily from operating cash flow and replacement reserves. The Partnership has budgeted, but is not limited to, approximately $142,000 for capital improvements for the year 2002 at Lakeside Apartments consisting primarily of HVAC replacements, water submetering, structural improvements and appliance and floor covering replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Bexley House Apartments

During the nine months ended September 30, 2002, the Partnership completed approximately $27,000 of capital improvements at Bexley House, consisting primarily of HVAC and floor covering replacements. These improvements were funded from operating cash flow and replacement reserves. The Partnership has budgeted, but is not limited to, approximately $36,000 for capital improvements for the year 2002 at Bexley House Apartments consisting primarily of fire safety enhancements, light fixtures, and floor covering replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Covington Pointe Apartments

During the nine months ended September 30, 2002, the Partnership completed approximately $65,000 of capital improvements at Covington Pointe Apartments, consisting primarily of roof replacements, appliance and floor covering replacements, structural improvements, and HVAC replacements. These improvements were funded primarily from operating cash flow. The Partnership has budgeted, but is not limited to, approximately $72,000 for the year 2002 at Covington Pointe Apartments consisting primarily of swimming pool improvements, HVAC replacements, interior decoration, structural upgrades, and appliance and floor covering replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $12,623,000, net of discounts, is amortized over varying periods with approximately $6,081,000 due at maturity in October of 2003 for Northsprings and Covington Pointe and approximately $4,100,000 due in November of 2003 for Lakeside Apartments. The Managing General Partner will attempt to refinance and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

The Partnership distributed the following amounts during the nine months ended September 30, 2002 and 2001 (in thousands, except per unit data):


                     Nine Months          Per          Nine Months          Per
                        Ended           Limited           Ended           Limited
                    September 30,     Partnership     September 30,     Partnership
                         2002             Unit             2001             Unit

Operations             $  620           $22.45           $  454            $16.43
Refinancing (1)           708            25.66               67              2.43
                       $1,328           $48.11           $  521            $18.86

(1) From the refinance of the joint venture property for the nine months ended September 30, 2002 and Bexley House Apartments for the nine months ended September 30, 2001.

The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit further distributions to its partners during the remainder of 2002 or subsequent periods. Distributions may be restricted by the requirement to deposit net operating income into a reserve account until it is funded a minimum of $200 and a maximum of $400 per apartment unit at Northsprings Apartments and Covington Pointe Apartments for a total of approximately $60,000 to $120,000. The reserve account at September 30, 2002 was approximately $97,000.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 11,910.5 limited partnership units (the "Units") in the Partnership representing 44.48% of the outstanding Units at September 30, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 44.48% of the outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as it sole stockholder.

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

ITEM 3.     CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this quarterly report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules (13a-14(c) and (15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as order by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

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

                  99    Certification of Chief  Executive   Officer   and  Chief
                        Financial Officer

            b) Reports on Form 8-K:

                  None filed during the quarter ended September 30, 2002.

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



                                    DAVIDSON INCOME REAL ESTATE, L.P.


                                    By:   DAVIDSON DIVERSIFIED PROPERTIES, INC.
                                          Managing General Partner


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President


                                    By:   /s/Thomas C. Novosel
                                          Thomas C. Novosel
                                          Senior Vice President
                                          and Chief Accounting Officer


                                    Date: November 13, 2002

                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Davidson Income Real Estate, L.P.;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


      c)  Presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002

                                _______________________
                                Patrick J. Foye
                                Executive  Vice   President    of    Davidson
                                Diversified Properties, Inc., equivalent of the chief executive officer of the Partnership

                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Davidson Income Real Estate, L.P.;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


      c)  Presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002

                                _______________________
                                Paul J. McAuliffe
                                Executive Vice President and Chief Financial Officer of Davidson Diversified Properties, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Davidson Income Real Estate, L.P. (the "Partnership"), for the quarterly period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  November 13, 2002


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  November 13, 2002


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.