Form 10KSB
period 2002-12-31
DAVIDSON INCOME REAL ESTATE LP
filed 2003-03-31
CIK 768598

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
         1934

                    For the fiscal year ended December 31, 2002

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

State issuer's revenues for its most recent fiscal year.  $4,835,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2002. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

The Registrant has no employees. Management and administrative services are provided by the Managing General Partner and by agents retained by the Managing General Partner. An affiliate of the Managing General Partner provides such property management services.

Risk Factors

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

Laws benefiting disabled persons may result in the Partnership's incurrence of unanticipated expenses. Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership's properties, or restrict renovations of the properties. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Managing General Partner believes that the Partnership's properties are substantially in compliance with present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

Both the income and expenses of operating the investment properties owned by the Partnership are subject to factors outside of the Partnership's control, such as changes in the supply and demand for similar properties resulting from various market conditions, increases/decreases in unemployment or population shifts, changes in the availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

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

Insurance coverage is becoming more expensive and difficult to obtain. The current insurance market is characterized by rising premium rates, increasing deductibles, and more restrictive coverage language. Recent developments have resulted in significant increases in insurance premiums and have made it more difficult to obtain certain types of insurance. As an example, many insurance carriers are excluding mold-related risks from their policy coverages, or are adding significant restrictions to such coverage. Continued deterioration in insurance market place conditions may have a negative effect on the Partnership's operating results.

A further description of the Partnership's business is included in " Item 6. Management's Discussion and Analysis or Plan of Operation" included in this Form 10-KSB.


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


                             Gross
                           Carrying   Accumulated   Depreciable    Method of      Federal
Property                     Value    Depreciation      Life     Depreciation    Tax Basis
                                (in thousands)                                 (in thousands)

Northsprings Apartments     $ 5,354     $ 3,205       5-30 yrs        S/L         $ 3,074
Lakeside Apartments           7,346       4,179       5-30 yrs        S/L           4,125
Bexley House Apartments       4,181       2,453       5-30 yrs        S/L           2,330
Covington Pointe
 Apartments                  10,454       5,383       5-30 yrs        S/L           6,081
                            $27,335     $15,220                                   $15,610

See "Note A" to the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.


                         Principal                                        Principal
                         Balance At     Stated                             Balance
                        December 31,   Interest    Period    Maturity      Due At
       Property             2002         Rate     Amortized    Date     Maturity (2)
                       (in thousands)                                  (in thousands)

Northsprings
  1st mortgage            $ 1,731       7.83%     28.67 yrs  10/15/03      $ 1,701
  2nd mortgage                 61       7.83%        (1)     10/15/03           61
Lakeside
  1st mortgage              4,100       7.33%        (1)     11/01/03        4,100
Bexley House
  1st mortgage              2,315       7.32%     20 years   01/01/21           --
Covington Pointe
  1st mortgage              4,240       7.83%     28.67 yrs  10/15/03        4,169
  2nd mortgage                150       7.83%        (1)     10/15/03          150

Total                      12,597                                          $10,181
Less unamortized
  Discounts                   (17)

Total                     $12,580

(1)   Payments consist of interest only.

(2) See "Note C" of the consolidated financial statements in "Item 7. Financial Statements" for information with respect to the Partnership's ability to prepay these loans and other specific details about the loans.

During the year ended December 31, 2001, the Partnership incurred additional loan costs of approximately $14,000 related to the refinancing of the mortgage encumbering Bexley House Apartments in 2000.

Schedule of Rental Rates and Occupancy

Average annual rental rates and occupancy for 2002 and 2001 for each property were:

                                      Average Annual                Average
                                       Rental Rates                Occupancy
                                        (per Unit)
 Property                            2002         2001         2002        2001
 Northsprings Apartments           $11,102      $10,872        89%          91%
 Lakeside Apartments                 6,609        7,304        91%          91%
 Bexley House Apartments            12,643       12,798        99%          93%
 Covington Pointe Apartments         9,832       10,185        90%          90%

The Managing General Partner attributes the increase in occupancy at Bexley House Apartments to successful resident retention and increased marketing efforts.

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

Schedule of Real Estate Taxes and Rates

Real estate taxes and rates in 2002 for each property were:

                                            2002               2002
                                          Billings             Rates
                                       (in thousands)
       Northsprings Apartments              $ 83               3.63%
       Lakeside Apartments                     86              1.45%
       Bexley House Apartments                 97              8.95%
       Covington Pointe Apartments            188              2.80%

Capital Improvements

Northsprings Apartments

During the year ended December 31, 2002, the Partnership completed approximately $150,000 of capital improvements at Northsprings Apartments, consisting primarily of plumbing improvements, parking area resurfacing, wall covering, and appliance and floor covering replacements. These improvements were funded from replacement reserves and operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $36,000. Additional improvements may be considered during 2003 and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Lakeside Apartments

During the year ended December 31, 2002, the Partnership completed approximately $134,000 of capital improvements at Lakeside Apartments, consisting primarily of floor covering and appliance replacements, office computers, plumbing upgrades, water submetering, and wall coverings. These improvements were funded from replacement reserves and operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $65,000. Additional improvements may be considered during 2003 and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Bexley House Apartments

During the year ended December 31, 2002, the Partnership completed approximately $37,000 of capital improvements at Bexley House Apartments, consisting primarily of heating equipment, and floor covering replacements. These improvements were funded from operating cash flow and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $19,000. Additional improvements may be considered during 2003 and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Covington Pointe Apartments

During the year ended December 31, 2002, the Partnership completed approximately $79,000 of capital improvements at Covington Pointe Apartments, consisting primarily of appliance and floor covering replacements, air conditioning upgrades and structural improvements. These improvements were funded primarily from replacement reserves and operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $68,000. Additional improvements may be considered during 2003 and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. The Court has scheduled the hearing on preliminary approval for April 4, 2003 and the hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $ 1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. If the Court grants preliminary approval of the proposed settlement in April, a notice will be distributed to partners providing detail on the terms of the proposed settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. Before completing briefing on the appeal, the parties stayed further proceedings in the appeal pending the Court's review of the terms of the proposed settlement described above.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2002, no matters were submitted to a vote of unit holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5.     Market for the Partnership Equity and Related Partner Matters

The Partnership, a publicly held limited partnership, sold 26,776 limited partnership units (the "Units") aggregating $26,776,000 during its offering period. As of December 31, 2002, there are 1,606 holders of record owning an aggregate of 26,776 units. Affiliates of the Managing General Partner owned 11,916.50 Units or 44.50% as of December 31, 2002. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2001 and 2002 (see "Item 6. Management's Discussion and Analysis or Plan of Operation" for further details):

                                              Distributions
                                                           Per Limited
                                       Aggregate         Partnership Unit
                                    (in thousands)

      01/01/01 - 12/31/01             $   521 (1)             $18.86
      01/01/02 - 12/31/02               1,328 (2)              48.11

(1) Distribution was made from cash from operations of approximately $454,000 and remaining proceeds from the refinancing of the mortgage encumbering Bexley House Apartments of approximately $67,000.

(2)   Distribution   was  from   operations   of   approximately   $620,000  and
      distributions received as a result of the refinancing of the joint venture property of approximately $708,000.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit distributions to its partners in 2003 or subsequent periods. See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the properties. Distributions may be restricted by the requirement to deposit net operating income (as defined in the mortgage note) into a reserve account until the reserve account is funded a minimum of $200 and a maximum of $400 per apartment unit at Northsprings Apartments and Covington Pointe Apartments for a total of approximately $60,000 to $120,000. The reserve account at December 31, 2002 was approximately $96,000.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 11,916.50 limited partnership units (the "Units") in the Partnership representing 44.50% of the outstanding Units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 44.50% of the outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Item 6.     Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership realized a net loss of approximately $185,000 for the year ended December 31, 2002 as compared to the net income of $174,000 for the year ended December 31, 2001. The decrease in income is primarily due to a decrease in equity in income of the joint venture, a decrease in total revenues and an increase in total expenses. Total revenues decreased due to a decrease in rental income partially offset by an increase in other income. Rental income decreased due to a decrease in average rental rates at three of the Partnership's properties and an increase in bad debt at Covington Pointe Apartments and Northsprings Apartments partially offset by an increase in occupancy at Bexley House Apartments. Other income increased due to an increase in utilities reimbursements at all the Partnership's properties and lease cancellation fees at Northsprings Apartments and Covington Pointe Apartments partially offset by a decrease in interest income as a result of lower average cash balances maintained in interest bearing accounts by the Partnership and its investment properties.

The increase in total expenses is due to an increase in operating, depreciation, and property tax expense partially offset by a decrease in general and administrative and interest expense. Operating expenses increased due to an increase in insurance and maintenance expense partially offset by a decrease in advertising expenses and property expenses. Insurance expense increased due to an increase in insurance premiums at Covington Pointe Apartments offset by a slight decrease in premiums at Lakeside Apartments. Maintenance expense increased due to an increase in contract work and building improvements at Northsprings Apartments partially offset by a decrease in maintenance expense at all other properties. Also contributing to the decrease in maintenace expense is an increase in the capitalization of certain direct and indirect projects costs, principally payroll related costs, at all of the properties (see "Item 7. Financial Statements - Note A"). Advertising expense decreased due to a decrease in periodical expense at all of the Partnership's properties. Property expense decreased due to a decrease utility bills and employee salaries at Northsprings Apartments and Lakeside Apartments. Depreciation expense increased due to capital improvements placed into service during the past twelve months being depreciated. Property tax expense increased due to an increase in tax rate at Covington Pointe Apartments and an increase in the assessed value of Bexley House Apartments.

General and administrative expense for the year ended December 31, 2002 decreased due to a decrease in professional and administrative expenses. Included in general and administrative expenses are cost of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement. Interest expense decreased due to payments of principal on the mortgages encumbering Northsprings, Bexley House and Covington Pointe.

For the year ended December 31, 2002 the Partnership recognized equity in loss of the joint venture property of approximately $21,000 as compared to equity in income of the joint venture property of approximately $108,000 for the year ended December 31, 2001. The Partnership owns a 17.5% general partnership interest in Sterling Crest Joint Venture (the "Joint Venture"). Equity in income from the joint venture decreased due primarily to a loss on early extinguishment of debt related to the refinancing of the joint venture property in January 2002. The Partnership's equity in this loss on early extinguishment of debt was approximately $54,000. At December 31, 2002, the Partnership had received distributions in excess of its general partnership investment and has an investment deficiency of approximately $799,000.

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

Liquidity and Capital Resources

At December 31, 2002, the Partnership had cash and cash equivalents of approximately $576,000 compared to approximately $594,000 at December 31, 2001. The net decrease in cash and cash equivalents for the year ended December 31, 2002 was due to approximately $1,443,000 of cash used in financing activities which was partially offset by approximately $921,000 of cash provided by operating activities and $504,000 of cash provided by investing activities. Cash used in financing activities consisted of distributions to the partners and to a lesser extent, principal payments on the mortgages encumbering the Partnership's investment properties partially offset by net advances from affiliates. Cash provided by investing activities consisted primarily of net withdrawals from escrow accounts maintained by the mortgage lender and distributions received from the joint venture partially offset by property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

The Partnership received distributions of approximately $817,000 from the joint venture consisting of approximately $785,000 for its portion of the excess proceeds received from the refinancing of the joint venture's investment property in January 2002 and approximately $32,000 from operations at the joint venture.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. The Partnership is currently evaluating the capital improvement needs of each of its properties for the year 2003 and currently expects to budget approximately $188,000. Additional improvements may be considered and will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flow generated by the properties. The additional capital expenditures for the year 2003 at the Partnership's properties will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $12,580,000, net of discounts, is amortized over varying periods with approximately $6,081,000 due at maturity in October of 2003 for Northsprings and Covington Pointe Apartments and approximately $4,100,000 due in November of 2003 for Lakeside Apartments. The Managing General Partner will attempt to refinance and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2010. Accordingly, prior to such date the Partnership will need to either sell its investment properties or extend the term of the Partnership.

The Partnership distributed the following amounts during the years ended December 31, 2002 and 2001 (in thousands except per unit data):


                                          Per                               Per
                      Year Ended        Limited         Year Ended        Limited
                     December 31,     Partnership      December 31,     Partnership
                         2002             Unit             2001             Unit

Operations             $  620           $22.45           $  454            $16.43
Refinancing (1)           708            25.66               67              2.43
                       $1,328           $48.11           $  521            $18.86

(1) From the refinance of the joint venture property for the year ended December 31, 2002 and Bexley House Apartments for the year ended December 31, 2001.

The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit further distributions to its partners during 2003 or subsequent periods. Distributions may be restricted by the requirement to deposit net operating income into a reserve account until it is funded a minimum of $200 and a maximum of $400 per apartment unit at Northsprings Apartments and Covington Pointe Apartments for a total of approximately $60,000 to $120,000. The reserve account at December 31, 2002 was approximately $96,000.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 11,916.50 limited partnership units (the "Units") in the Partnership representing 44.50% of the outstanding Units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 44.50% of the outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership's significant accounting policies is included in "Note A - Organization and Summary of Significant Accounting Policies" which is included in the consolidated financial statements in "Item 7. Financial Statements". The Managing General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership's operating results and financial condition. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Judgments and assessments of uncertainties are required in applying the Partnership's accounting policies in many areas. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned and the Partnership fully reserves all balances outstanding over thirty days. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to income as incurred.

Item 7.     Financial Statements

DAVIDSON INCOME REAL ESTATE, L.P.

LIST OF CONSOLIDATED FINANCIAL STATEMENTS

      Report of Ernst & Young LLP, Independent Auditors

      Consolidated Balance Sheet - December 31, 2002

      Consolidated Statements of Operations - Years ended December 31, 2002 and
        2001

      Consolidated Statements of Changes in Partners' (Deficit) Capital - Years ended December 31, 2002 and 2001

      Consolidated  Statements of Cash Flows - Years ended December 31, 2002 and
        2001

      Notes to Consolidated Financial Statements

                 Report of Ernst & Young LLP, Independent Auditors



The Partners
Davidson Income Real Estate, L.P.


We have audited the accompanying consolidated balance sheet of Davidson Income Real Estate, L.P. as of December 31, 2002, and the related consolidated statements of operations, changes in partners' (deficit) capital, and cash flows for each of the two years in the period ended December 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Davidson Income Real Estate, L.P. at December 31, 2002, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.


                                                           /s/ERNST & YOUNG LLP



Greenville, South Carolina
February 14, 2003

                        DAVIDSON INCOME REAL ESTATE, L.P.

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2002



Assets
   Cash and cash equivalents                                                 $ 576
   Receivables and deposits                                                      119
   Restricted escrows                                                            183
   Other assets                                                                  188
   Investment properties (Notes C and F):
      Land                                                    $ 4,120
      Buildings and related personal property                   23,215
                                                                27,335
      Less accumulated depreciation                            (15,220)       12,115

                                                                            $ 13,181
Liabilities and Partners' Deficit
Liabilities
      Accounts payable                                                        $ 60
      Tenant security deposit liabilities                                         89
      Accrued property taxes                                                     302
      Other liabilities                                                          118
      Due to affiliates (Note E)                                                  71
      Mortgage notes payable (Note C)                                         12,580
      Deficit in joint venture (Note B)                                          799

Partners' Deficit
   General partners                                            $ (797)
   Limited partners (26,776 units issued and
      outstanding)                                                 (41)         (838)
                                                                            $ 13,181

            See Accompanying Notes to Consolidated Financial Statements

                        DAVIDSON INCOME REAL ESTATE, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)



                                                           Years Ended December 31,
                                                              2002         2001
Revenues:
   Rental income                                             $ 4,499      $ 4,723
   Other income                                                  336          276
      Total revenues                                           4,835        4,999

Expenses:
   Operating                                                   2,187        2,123
   General and administrative                                    215          236
   Depreciation                                                1,100        1,073
   Interest                                                    1,026        1,039
   Property taxes                                                471          462
      Total expenses                                           4,999        4,933

(Loss) income before equity in (loss) income of
   joint venture                                                (164)          66
Equity in (loss) income of joint venture                         (21)         108

Net (loss) income (Note D)                                   $ (185)       $ 174

Net (loss) income allocated to general partners (3%)          $ (6)         $ 5

Net (loss) income allocated to limited partners (97%)          (179)          169

                                                             $ (185)       $ 174

Net (loss) income per limited partnership unit               $ (6.69)     $ 6.31

Distributions per limited partnership unit                   $ 48.11      $ 18.86

            See Accompanying Notes to Consolidated Financial Statements

                        DAVIDSON INCOME REAL ESTATE, L.P.

         CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                        (in thousands, except unit data)



                                        Limited
                                       Partnership    General     Limited
                                          Units       Partners   Partners     Total

Original capital contributions            26,776        $ 1       $26,776    $26,777

Partners' (deficit) capital at
  December 31, 2000                       26,776       $ (740)    $ 1,762    $ 1,022

Distributions to partners                     --          (16)       (505)      (521)

Net income for the year ended
  December 31, 2001                           --            5         169        174

Partners' (deficit) capital at
  December 31, 2001                       26,776         (751)      1,426        675

Distributions to partners                     --          (40)     (1,288)    (1,328)

Net loss for the year ended
  December 31, 2002                           --           (6)       (179)      (185)

Partners' deficit at
  December 31, 2002                       26,776       $ (797)     $ (41)     $ (838)

            See Accompanying Notes to Consolidated Financial Statements

                        DAVIDSON INCOME REAL ESTATE, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                              Years Ended December 31,
                                                                  2002        2001
Cash flows from operating activities:
  Net (loss) income                                              $ (185)      $ 174
  Adjustments to reconcile net (loss) income to net
   cash provided by operating activities:
     Depreciation                                                 1,100        1,073
     Amortization of discounts and loan costs                        64           65
     Equity in loss (income) of joint venture                        21         (108)
     Change in accounts:
      Receivables and deposits                                       79            1
      Other assets                                                  (38)         (22)
      Accounts payable                                              (44)         (16)
      Tenant security deposit liabilities                            31          (14)
      Accrued property taxes                                        (75)         105
      Other liabilities                                             (32)         (60)
          Net cash provided by operating activities                 921        1,198

Cash flows from investing activities:
  Property improvements and replacements                           (400)        (659)
  Net withdrawals from restricted escrows                            87            6
  Distributions from joint venture                                  817          178
          Net cash provided by (used in) investing
            Activities                                              504         (475)

Cash flows from financing activities:
  Payments on mortgage notes payable                               (185)        (167)
  Distributions to partners                                      (1,328)        (521)
  Advances from affiliates                                           79           --
  Payments on advances from affiliates                               (9)          --
  Loan costs paid                                                    --          (14)
          Net cash used in financing activities                  (1,443)        (702)

Net (decrease) increase in cash and cash equivalents                (18)          21
Cash and cash equivalents at beginning of year                      594          573
Cash and cash equivalents at end of year                         $ 576        $ 594

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 987        $ 961

            See Accompanying Notes to Consolidated Financial Statements

                        DAVIDSON INCOME REAL ESTATE, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2002


Note A - Organization and Summary of Significant Accounting Policies

Organization

Davidson Income Real Estate, L.P. (the "Partnership" or "Registrant") is a Delaware limited partnership organized in April 1985 to acquire and operate residential real estate properties. The general partners of the Registrant are Davidson Diversified Properties, Inc., a Tennessee corporation ("Managing General Partner"), David W. Talley and James T. Gunn (collectively, "Individual General Partners") (collectively, the "General Partners"). The Partnership owns and operates four apartment properties located in the Mid-West, South and Southeast and owns a joint venture interest in an entity which owns one residential property. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The director and officers of the Managing General Partner also serve as executive officers of AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2010, unless terminated prior to such date.

Principles of Consolidation

The consolidated financial statements of the Partnership include its 100% ownership interests in the following partnerships: Bexley House, L.P. and Davidson IRE Associates, L.P. All significant interpartnership balances have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

Restricted Escrows

      Capital Improvement Reserve - At the time of the refinancing of Lakeside Apartments' mortgage note payable, approximately $198,000 of the proceeds were designated for a "capital improvement reserve" for certain capital improvements. At December 31, 2002, approximately $31,000 remained in escrow for future capital improvements of which any excess funds will be returned for property operations once all designated improvements are completed.

      Repair Reserve - At the time of the refinancing of Bexley House Apartments' mortgage note payable in December 2000, approximately $96,000 of the proceeds were used to establish a replacement reserve to cover necessary repairs at the property. As of December 31, 2002, this reserve account contains approximately $56,000.

      Reserve Account - A general reserve account was established with the refinancing and financing proceeds of Northsprings Apartments and Covington Pointe Apartments. These funds were established to cover necessary repairs and replacements of existing improvements, debt services, out-of-pocket expenses incurred for ordinary and necessary administrative tasks, and payments of real property taxes and insurance premiums. The Partnership was required to deposit net operating income (as defined in the mortgage notes) from the properties to the respective reserve accounts until the reserve accounts equal the minimum balance of $200 per apartment unit and a maximum balance of $400 per apartment unit for Northsprings and Covington Pointe for a total of approximately $60,000 to $120,000. The reserve account at December 31, 2002 was approximately $96,000.

Investment Properties

Investment properties, which consist of four apartment complexes, are stated at cost. Acquisition fees are capitalized as a cost of real estate. Expenditures in excess of $250 that maintain an existing asset which has a useful life of more than one year are capitalized as capital replacement expenditures and depreciated over the estimated useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were recorded in the years ended December 31, 2002 and 2001.

During 2001, AIMCO, an affiliate of the Managing General Partner, commissioned a project to study process improvement ideas to reduce operating costs. The result of the study led to a re-engineering of business processes and eventual redeployment of personnel and related capital spending. The implementation of these plans during 2002, accounted for as a change in accounting estimate, resulted in a refinement of the Partnership's process for capitalizing certain direct and indirect project costs (principally payroll related costs) and increased capitalization of such costs by approximately $77,000 in 2002 compared to 2001.

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

Cash and Cash Equivalents

Cash and cash equivalents includes cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $481,000 at December 31, 2002 that are maintained by the affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits

The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in cash and cash equivalents and receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on rental payments.

Loan Costs

Loan costs of approximately $520,000, less accumulated amortization of approximately $381,000, are included in other assets and are being amortized by the straight-line method over the life of the respective loans. Amortization expense of approximately $47,000 for the year ended December 31, 2002 is included in interest expense. Amortization expense is expected to be approximately $42,000 for the year ended 2003 and approximately $3,000 for each of the years 2004 through 2007.

Leases

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its residential leases and fully reserves all balances outstanding over thirty days. In addition, the Managing General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

Joint Venture

The Partnership accounts for its investment in the Sterling Crest Joint Venture using the equity method of accounting (see "Note B" for further discussion).

Segment Reporting

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and required that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment.

Advertising

The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expenses, was approximately $85,000 and $136,000 for the years ended December 31, 2002 and 2001, respectively.

Fair Value of Financial Statements

SFAS No. 107 "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments, including the mortgages encumbering Northsprings Apartments, Lakeside Apartments and Covington Pointe Apartments due to their maturity in 2003 approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt at December 31, 2002, after discounting the scheduled loan payments to maturity based on the Partnership's incremental borrowing rate, approximates its carrying amount.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Partnership adopted SFAS No. 144 effective January 1, 2002. The adoption did not have a material effect on the financial position or results of operations of the Partnership.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64". SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. Neither of these criteria applies to the Partnership SFAS No. 145 is effective for fiscal years beginning after May 15, 2002 with early adoption an option. The Partnership adopted SFAS No. 145 effective April 1, 2002. The adoption did not have a material effect on the financial position or results of operations of the Partnership.

Note B - Deficit in Joint Venture

The Partnership owns a 17.5% general partnership interest in the Sterling Crest Joint Venture ("Sterling Crest") with Davidson Growth Plus, L.P., an affiliate of the Managing General Partner, which owns the remaining 82.5% of the joint venture. In connection with the joint venture's purchase of Phase I of Brighton Crest Apartments on June 30, 1987, the Partnership invested approximately $2,727,000 in the joint venture. The joint venture purchased Phase II of Brighton Crest Apartments on December 15, 1987.

The Partnership accounts for its 17.5% investment in Sterling Crest on the equity method. In accordance with the equity method of accounting, the Partnership's original investment in Sterling Crest is increased by advances to Sterling Crest and by the Partnership's share of the earnings of Sterling Crest. The investment is decreased by distributions from Sterling Crest and by the Partnership's share of losses of Sterling Crest. The Partnership's equity in the operations of Sterling Crest amounted to a loss of approximately $21,000 and income of approximately $108,000 for the years ended December 31, 2002 and 2001, respectively. In 2002 and 2001, the Partnership received distributions of approximately $817,000 and $178,000, respectively, from the joint venture. At December 31, 2002, the Partnership had received distributions in excess of its general partnership investment and has an investment deficiency of approximately $799,000.

The following table represents Sterling Crest's net liabilities and net (loss) income for the years ended December 31, 2002 and 2001 (in thousands):

                                             December 31, 2002

Total assets                                    $  6,919
Total liabilities                                (11,484)

Net liabilities                                 $ (4,565)

                                                      Years Ended December 31,
                                                      2002                2001

Total revenues                                      $ 2,545            $ 2,723
Total expenses                                       (2,665)            (2,106)

Net (loss) income                                   $  (120)           $   617

Note C - Mortgage Notes Payable

The terms of mortgage notes payable are as follows:


                        Principal      Monthly                           Principal
                        Balance At     Payment     Stated                 Balance
                       December 31,   Including   Interest  Maturity       Due At
      Property             2002       Interest      Rate      Date        Maturity
                            (in thousands)                             (in thousands)
Northsprings
  1st mortgage           $ 1,731        $ 14       7.83%    10/15/03      $ 1,701
  2nd mortgage                61           (a)     7.83%    10/15/03           61

Lakeside                   4,100           25      7.33%    11/01/03        4,100

Bexley House               2,315           19      7.32%    01/01/21           --

Covington Pointe
  1st mortgage             4,240           35      7.83%    10/15/03        4,169
  2nd mortgage               150            1      7.83%    10/15/03          150
                          12,597        $ 94                              $10,181
Less unamortized
  Discounts                  (17)

Total                    $12,580

(a) Monthly payment is less than $1,000.

The mortgage notes payable are non-recourse and are secured by pledge of the respective investment properties and by pledge of revenues from the respective investment properties. Certain of the notes require prepayment penalties if repaid prior to maturity and prohibit resale of the properties subject to existing indebtedness. Management believes that it will be able to refinance the mortgages maturing in 2003 but there can be no assurance that they will be successful.

The Partnership exercised interest rate buy-down options reducing the stated rate from 8.13% to 7.83% for Northsprings Apartments and Covington Pointe Apartments. The fees for the interest rate reductions were approximately $138,000 and are being amortized as loan discounts using the effective interest method over the lives of the loans. The discount fees are reflected as a reduction of the mortgage notes payable and increase the effective rate of the debt to 8.13% for Northsprings Apartments and Covington Pointe Apartments. Amortization of the loan discounts is included in interest expense in the accompanying consolidated statements of operations.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2002 are as follows (in thousands):

                               2003             $10,346
                               2004                  69
                               2005                  74
                               2006                  79
                               2007                  86
                            Thereafter            1,943
                                                $12,597

Note D - Income Taxes

The Partnership received a ruling from the Internal Revenue Service that it is to be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net (loss) income and Federal taxable (loss) income (in thousands, except per unit data):

                                         2002          2001

Net (loss) income as reported        $  (185)        $  174
Add (deduct)
  Depreciation differences                 8            (21)
  Equity in joint venture                  6             (8)
  Prepaid rents                           (2)             7
  Other                                   47           (122)

Federal taxable (loss) income        $  (126)       $    30

Federal taxable (loss) income
  per limited partnership unit       $ (4.57)       $  1.08

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets as of December 31, 2002 (in thousands):

Net liabilities as reported                  $  (838)
Land and buildings                             3,187
Accumulated depreciation                         308
Syndication                                    3,809
Other                                            851

Net assets - Federal tax basis               $ 7,317

Note E - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for property management services and (ii) for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

During the years ended December 31, 2002 and 2001, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $249,000 and $254,000 for the years ended December 31, 2002 and 2001, which is included in operating expenses.

An affiliate of the Managing General Partner received reimbursements of accountable administrative expenses amounting to approximately $161,000 and $336,000 for the years ended December 31, 2002 and 2001, respectively, which is included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $15,000 and $194,000 for the years ended 2002 and 2001, respectively. The construction management service fees are calculated based on a percentage of current year additions to investment properties.

During the year ended December 31, 2002, an affiliate of the Managing General Partner advanced the Partnership approximately $79,000 to cover operating obligations at Northsprings Apartments. There were no such advances made during the year ended December 31, 2001. The Partnership was able to repay approximately $9,000 of such advances during the year ended December 31, 2002. There were no such repayments during the year ended December 31, 2001. Interest is being charged at prime rate plus 2%, or 6.25% at December 31, 2002, in accordance with the Partnership Agreement. During the year ended December 31, 2002, the Partnership recognized interest expense of approximately $1,000 relative to obligations to affiliates. No interest expense was recognized during the year ended December 31, 2001.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $80,000 and $33,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 11,916.50 limited partnership units (the "Units") in the Partnership representing 44.50% of the outstanding Units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 44.50% of the outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Note F - Investment Properties and Accumulated Depreciation


                                                   Initial Cost
                                                  To Partnership
                                                  (in thousands)


                                                           Buildings      Net Cost
                                                          and Related    Capitalized
                                                           Personal     Subsequent to
Description                  Encumbrances       Land       Property      Acquisition
                            (in thousands)                             (in thousands)
Northsprings Apartments         $ 1,792        $ 736        $ 4,196         $ 422
Lakeside Apartments               4,100         1,259         5,791            296
Bexley House Apartments           2,315           647         3,067            467
Covington Pointe
 Apartments                       4,390         1,935         7,041          1,478

Totals                          $12,597       $ 4,577       $20,095        $ 2,663


                     Gross Amount At Which
                            Carried
                     At December 31, 2002
                        (in thousands)

                           Buildings
                          And Related
                           Personal            Accumulated     Date of      Date    Depreciable
   Description     Land    Property    Total   Depreciation  Construction Acquired  Life-Years
                                              (in thousands)
Northsprings       $ 597    $ 4,757   $ 5,354    $ 3,205         1969       11/85      5-30
Lakeside            1,046     6,300     7,346      4,179         1980       05/86      5-30
Bexley House          542     3,639     4,181      2,453         1972       09/86      5-30
Covington Pointe    1,935     8,519    10,454      5,383         1982       03/87      5-30

Totals            $ 4,120   $23,215   $27,335    $15,220


Reconciliation of "investment properties and accumulated depreciation"

                                              Years Ended December 31,
                                                 2002          2001
                                                   (in thousands)
Investment Properties
Balance at beginning of year                    $26,935       $26,276
  Property improvements and replacements            400           659
Balance at end of year                          $27,335       $26,935

Accumulated Depreciation
Balance at beginning of year                    $14,120       $13,047
  Additions charged to expense                    1,100         1,073
Balance at end of year                          $15,220       $14,120

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2002 and 2001, is approximately $30,522,000 and $30,121,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2002 and 2001, is approximately $14,912,000 and $13,820,000, respectively.

Note G - Commitments and Contingencies

The Partnership Agreement provides for payment of a fee to the Managing General Partner for managing the affairs of the Partnership. The fee is 2% of adjusted cash from operations, as defined in the Partnership Agreement. The fee is payable only after the Partnership has distributed, to all limited partners, adjusted cash from operations in any year equal to 10% of their adjusted invested capital as defined in the partnership agreement. No fees were payable for the years ended December 31, 2002 and 2001.

Note H - Legal Proceedings

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. The Court has scheduled the hearing on preliminary approval for April 4, 2003 and the hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $ 1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. If the Court grants preliminary approval of the proposed settlement in April, a notice will be distributed to partners providing detail on the terms of the proposed settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. Before completing briefing on the appeal, the parties stayed further proceedings in the appeal pending the Court's review of the terms of the proposed settlement described above.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

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

Name                        Age    Position

Patrick J. Foye              45    Executive Vice President and Director

Paul J. McAuliffe            46    Executive Vice President and Chief
                                     Financial Officer

Thomas C. Novosel            44    Senior Vice President and Chief Accounting
                                     Officer

Patrick J. Foye has been Executive Vice President and Director of the Managing General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of AIMCO since May 1998, where he is responsible for continuous improvement, acquisitions of partnership securities, consolidation of minority interests, and corporate and other acquisitions. Prior to joining AIMCO, Mr. Foye was a Merger and Acquisitions Partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the Managing General Partner since April 1, 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and Chief Financial Officer of AIMCO since October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas C. Novosel has been Senior Vice President and Chief Accounting Officer of the Managing General Partner since April 1, 2002. Mr. Novosel has served as Senior Vice President and Chief Accounting Officer of AIMCO since April 2000. From October 1993 until he joined AIMCO, Mr. Novosel was a partner at Ernst & Young LLP, where he served as the director of real estate advisory services for the southern Ohio Valley area offices but did not work on any assignments related to AIMCO or the Partnership.

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

The executive officers and director of the Managing General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the Managing General Partner have approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2002 for filing with the Securities and Exchange Commission.

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2003. Fees for 2002 were audit services of approximately $39,000 and non-audit services (principally tax-related) of approximately $17,000.

Item 10.    Executive Compensation

No remuneration was paid by the Partnership to any officer or director of the Managing General Partner during the year ended December 31, 2002.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owners of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 2002.

                                                             Percentage
                 Entity                   Number of Units     of Total

Insignia Properties, LP (1)                       570           2.13%
  (an affiliate of AIMCO)
AIMCO Properties, LP (2)                     7,516.50          28.07%
  (an affiliate of AIMCO)
Cooper River Properties (1)                     3,830          14.30%
  (an affiliate of AIMCO)

Hospital Corporation of America                 3,000          11.20%
201 West Main Street
Louisville, KY 40202

(1) Entity is indirectly ultimately owned by AIMCO. Its business address is 55 Beattie Place, Greenville, SC 29602.

(2) Entity is indirectly ultimately controlled by AIMCO. Its business address is Stanford Place 3, 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

As of December 31, 2002, no director or officer of the Managing General Partner owns, nor do the directors or officers as a whole, own more than 1% of the Registrant's Units. No such director or officer had any right to acquire beneficial ownership of additional Units of the Registrant.

Item 12.    Certain Relationships and Related Transactions

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for property management services and (ii) for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

During the years ended December 31, 2002 and 2001, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $249,000 and $254,000 for the years ended December 31, 2002 and 2001, which is included in operating expenses.

An affiliate of the Managing General Partner received reimbursements of accountable administrative expenses amounting to approximately $161,000 and $336,000 for the years ended December 31, 2002 and 2001, respectively, which is included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $15,000 and $194,000 for the years ended 2002 and 2001, respectively. The construction management service fees are calculated based on a percentage of current year additions to investment properties.

During the year ended December 31, 2002, an affiliate of the Managing General Partner advanced the Partnership approximately $79,000 to cover operating obligations at Northsprings Apartments. There were no such advances made during the year ended December 31, 2001. The Partnership was able to repay approximately $9,000 of such advances during the year ended December 31, 2002. There were no such repayments during the year ended December 31, 2001. Interest is being charged at prime rate plus 2%, or 6.25% at December 31, 2002, in accordance with the Partnership Agreement. During the year ended December 31, 2002, the Partnership recognized interest expense of approximately $1,000 relative to obligations to affiliates. No interest expense was recognized during the year ended December 31, 2001.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $80,000 and $33,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 11,916.50 limited partnership units (the "Units") in the Partnership representing 44.50% of the outstanding Units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 44.50% of the outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as it sole stockholder.

Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            See Exhibit Index Attached.

      (b) Reports on Form 8-K filed in the fourth quarter of calendar year 2002:

            None.

Item 14.    Controls and Procedures

The principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this annual report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.

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

                                    Date: March 28, 2003


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.

/s/Patrick J. Foye      Executive Vice President      Date:  March 28, 2003
Patrick J. Foye         and Director

/s/Thomas C. Novosel    Senior Vice President         Date:  March 28, 2003
Thomas C. Novosel       and Chief Accounting Officer




                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this annual report on Form 10-KSB of Davidson Income Real Estate, L.P.;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 28, 2003

                                /s/Patrick J. Foye
                                Patrick J. Foye
                                Executive    Vice    President    of    Davidson
                                Diversified Properties, Inc., equivalent of the chief executive officer of the Partnership

                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this annual report on Form 10-KSB of Davidson Income Real Estate, L.P.;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 28, 2003

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

1000                    Contracts related to refinancing of debt:

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

99D  Certification of Chief Executive Officer and Chief Financial Officer.


Exhibit 99 D


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of Davidson Income Real Estate, L.P. (the "Partnership"), for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  March 28, 2003


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  March 28, 2003


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.