Form 10QSB
period 2003-03-31
DAVIDSON INCOME REAL ESTATE LP
filed 2003-05-15
CIK 768598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                       For the quarterly period ended March 31, 2003


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                    For the transition period from _________to _________

                         Commission file number 0-14530


                        DAVIDSON INCOME REAL ESTATE, L.P.
             (Exact Name of Registrant as Specified in Its Charter)



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



                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS



                        DAVIDSON INCOME REAL ESTATE, L.P.

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 2003



Assets
   Cash and cash equivalents                                                 $ 445
   Receivables and deposits                                                     610
   Restricted escrows                                                           185
   Other assets                                                                 176
   Investment properties:
       Land                                                  $ 3,523
       Buildings and related personal property                 17,760
                                                               21,283
       Less accumulated depreciation                          (11,804)        9,479
   Assets held for sale                                                       2,116
                                                                           $ 13,011
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 126
   Tenant security deposit liabilities                                           66
   Accrued property taxes                                                       152
   Other liabilities                                                            166
   Due to affiliate                                                              72
   Deficit in joint venture                                                     797
   Mortgage notes payable                                                    10,757
   Liabilities related to assets held for sale                                1,837

Partners' Deficit
   General partners                                           $ (801)
   Limited partners (26,776 units issued and
      outstanding)                                               (161)         (962)
                                                                           $ 13,011

                See Accompanying Notes to Consolidated Financial Statements

                        DAVIDSON INCOME REAL ESTATE, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                                               Three Months Ended
                                                                    March 31,
                                                               2003          2002

                                                                          (Restated)
Revenues:
   Rental income                                              $  848         $ 895
   Other income                                                   62            57
      Total revenues                                             910           952

Expenses:
   Operating                                                     358           350
   General and administrative                                     42            65
   Depreciation                                                  220           218
   Interest                                                      216           219
   Property taxes                                                 94           100
      Total expenses                                             930           952

Loss before equity in income (loss) of joint
   venture                                                       (20)           --
Equity in income (loss) of joint venture                           2           (39)
Loss from continuing operations                                  (18)          (39)
(Loss) gain from discontinued operations                        (106)           14
Net loss                                                      $ (124)       $ (25)

Net loss allocated to general partners (3%)                   $   (4)        $ (1)
Net loss allocated to limited partners (97%)                    (120)          (24)

                                                              $ (124)       $ (25)
Per limited partnership unit:
  Loss from continuing operations                             $(0.65)      $ (1.41)
  (Loss) gain from discontinued operations                     (3.84)         0.51
Net loss                                                      $(4.49)       $ (.90)


                See Accompanying Notes to Consolidated Financial Statements


                        DAVIDSON INCOME REAL ESTATE, L.P.

                   CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                     Limited
                                   Partnership   General      Limited
                                      Units      Partners    Partners       Total

Original capital contributions        26,776       $ 1        $26,776     $ 26,777

Partners' deficit at
   December 31, 2002                  26,776      $ (797)     $ (41)       $ (838)


Net loss for the three months
   ended March 31, 2003                   --          (4)       (120)         (124)

Partners' deficit
   at March 31, 2003                  26,776      $ (801)     $ (161)      $ (962)


                See Accompanying Notes to Consolidated Financial Statements

                        DAVIDSON INCOME REAL ESTATE, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                 Three Months Ended
                                                                     March 31,
                                                                   2003       2002

Cash flows from operating activities:
  Net loss                                                       $ (124)     $ (25)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation                                                     280         274

   Amortization of discounts and loan costs                          18          16
   Equity in (income) loss of joint venture                         (2)          39
   Change in accounts:
      Receivables and deposits                                     (130)         83
      Other assets                                                  (3)         (108)
      Accounts payable                                               66          25

      Tenant security deposit liabilities                             7           1

      Accrued property taxes                                       (121)       (206)
      Other liabilities                                              49          79
       Net cash provided by operating activities                     40         178

Cash flows from investing activities:
  Property improvements and replacements                           (121)       (142)
  Net (deposits to) withdrawals from restricted escrows              (2)         41
       Net cash used in investing activities                       (123)        (101)

Cash flows from financing activities:
  Payments on mortgage notes payable                                (48)        (45)
       Net cash used in financing activities                        (48)        (45)

Net (decrease) increase in cash and cash equivalents               (131)         32

Cash and cash equivalents at beginning of period                    576         594
Cash and cash equivalents at end of period                       $ 445        $ 626

Supplemental disclosure of cash flow information and non-cash transactions:
  Cash paid for interest                                         $ 242        $ 242

At March 31, 2003  receivables  and  deposits  included  approximately  $457,000 related to the  write-off of  investment  property and lost rents related to the casualty event.

                See Accompanying Notes to Consolidated Financial Statements

                        DAVIDSON INCOME REAL ESTATE, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Davidson Income Real Estate, L.P. (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of
Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Diversified Properties, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2003, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as discontinued operations on the statement of operations. As a result, the accompanying consolidated statements of operations have been restated as of January 1, 2002 to reflect the operations of Northsprings Apartments as gain from discontinued operations. Northsprings Apartments was sold on April 15, 2003.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

During the three months ended March 31, 2003 and 2002, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $49,000 and $64,000 for the three months ended March 31, 2003 and 2002, respectively, which is included in operating expenses.

An affiliate of the Managing General Partner received reimbursements of accountable administrative expenses amounting to approximately $27,000 and $48,000 for the three months ended March 31, 2003 and 2002, respectively, which is included in general and administrative expense and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $1,000 and $6,000 for the three months ended March 31, 2003 and 2002, respectively. The construction management service fees are based on a percentage of current year additions to investment properties.

During the three months ended March 31, 2003 and 2002, the Partnership did not receive or repay any advances to an affiliate of the Managing General Partner. At March 31, 2003, approximately $72,000 in advances and accrued interest was due to an affiliate of the Managing General Partner, with interest being charged at prime rate plus 2%, or 6.25%, in accordance with the Partnership Agreement. During the three months ended March 31, 2003, the Partnership recognized interest expense of approximately $1,000 relative to obligations to affiliates. Subsequent to March 31, 2003, the obligation was repaid.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During 2003 and 2002, the Partnership's cost for insurance coverage and fees associated with policy claims administration provided by AIMCO and its affiliates will be approximately $66,000 and $80,000, respectively.

Note C - Investment in Joint Venture

The Partnership owns a 17.5% interest in the Sterling Crest Joint Venture with Davidson Growth Plus, L.P., an affiliate of the Managing General Partner, which owns the remaining 82.5% of the joint venture.

There were no distributions received from the joint venture during the three months ended March 31, 2003 and 2002. For the three months ended March 31, 2003, the Partnership recognized approximately $2,000 of equity in income of the joint venture. For the three months ended March 31, 2002, the Partnership recognized approximately $39,000 of equity in the loss of the joint venture, which was net of approximately $54,000 due to the loss incurred on the early extinguishment of debt at the joint venture's investment property. At March 31, 2003, the Partnership had received distributions in excess of its general partnership interest and has an investment deficiency of approximately $797,000.

The following table represents net income (loss) for the three months ended March 31, 2003 and 2002 (in thousands):


                                                    Three Months Ended March 31,
                                                      2003                2002

Total revenues                                      $   606             $   651
Total expenses                                         (594)               (875)
Net income (loss)                                        12                (224)

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. On April 4, 2003, the Court preliminarily approved the settlement and scheduled a hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

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

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Note E - Casualty Event

In December 2002, Bexley House Apartments experienced a fire, causing damage to 32 units. As of March 31, 2003 the Partnership estimates the property damages to be approximately $1,300,000 and lost rents to be approximately $300,000 as a result of the fire. Reconstruction of the units is in progress. The expected date for completion of reconstruction is October 2003. The Managing General Partner expects that the damage and lost rents will be fully covered by insurance proceeds during 2003. The Managing General Partner does not anticipate a casualty loss.

Note F - Subsequent Event

On April 15, 2003, the Partnership sold Northsprings Apartments to an unrelated third party for approximately $6,100,000. Northsprings Apartments had revenues of approximately $207,000 and $279,000 for the three months ended March 31, 2003 and 2002, respectively. Northsprings Apartments had a net loss of approximately $106,000 and net income of approximately $14,000 for the three months ended March 31, 2003 and 2002, respectively. These amounts are included in (loss) income from discontinued operations for the three months ended March 31, 2003 and 2002, respectively. The Partnership distributed approximately $99,000 to the general partners and approximately $3,195,000 to the limited partners from sale proceeds in April 2003. The Partnership anticipates recognizing a gain on sale from discontinued operations of approximately $3,605,000 and a loss on early extinguishment of debt of approximately $24,000 which will be included in loss from discontinued operations, during the second quarter of 2003.

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

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2003 and 2002:

                                                   Average Occupancy
      Property                                      2003       2002

      Northsprings Apartments                       87%        89%
         Atlanta, Georgia
      Lakeside Apartments                           88%        91%
         Charlotte, North Carolina (1)
      Bexley House Apartments                       49%        98%
         Columbus, Ohio (2)
      Covington Pointe Apartments                   95%        84%
         Dallas, Texas (3)

(1) The Managing General Partner attributes the decrease in occupancy to a decline in the market conditions in the Charlotte area.

(2) The Managing General Partner attributes the decrease in occupancy at Bexley House Apartments to a fire that destroyed approximately half of the apartment units.

   (3) The Managing General Partner attributes the increase in occupancy at Covington Pointe Apartments to the lowering of rents to be in line with the competition in the Dallas area.

Results of Operations

The Partnership's net loss for the three months ended March 31, 2003 was approximately $124,000 as compared to a net loss of approximately $25,000 for the three months ended March 31, 2002. On April 15, 2003, the Partnership sold Northsprings Apartments to an unrelated third party, for approximately $6,100,000. A portion of the net proceeds from the sale were used to repay the mortgages encumbering the investment property and the Partnership distributed approximately $99,000 to the general partners and approximately $3,195,000 to the limited partners in April 2003. As a result of this transaction, the operations of Northsprings Apartments have been included as discontinued
operations in the accompanying consolidated statements of operations. The property's operations, net loss of approximately $106,000 and net income of approximately $14,000 for the three months ended March 31, 2003 and 2002, respectively, including revenues of approximately $207,000 and $279,000, respectively, are included in (loss) gain from discontinued operations.

The Partnership's loss from continuing operations for the three months ended March 31, 2003 was approximately $18,000 as compared to loss from continuing operations of approximately $39,000 for the three months ended March 31, 2002. The decrease in loss from continuing operations is due to a decrease in total expenses and an increase in equity in the income of the joint venture partially offset by a decrease in total revenues. The decrease in total revenues is due to a decrease in rental income partially offset by an increase in other income. Rental income decreased due to a decrease in occupancy at Lakeside Apartments and Bexley House Apartments, a decrease in the average rental rates at Covington Pointe Apartments and Lakeside Apartments and an increase in concessions at Covington Pointe Apartments partially offset by an increase in occupancy at Covington Pointe Apartments. Other income increased due to an increase in lease cancellation fees at Covington Pointe Apartments and Lakeside Apartments partially offset by a decrease in interest income as a result of lower average cash balances maintained in Partnership cash accounts.

Total expenses decreased primarily due to a decrease in general and administrative expenses. General and administrative expenses decreased primarily due to a decrease in the cost of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement and to a decrease in professional fees. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The Partnership owns a 17.5% interest in Sterling Crest Joint Venture (the "Joint Venture"). For the three months ended March 31, 2003, the Partnership recognized equity in income of the joint venture of approximately $2,000 as compared to equity in loss of the joint venture of approximately $39,000 for the three months ended March 31, 2002. Equity in income of the joint venture increased due primarily to a decrease in total expenses offset by a slight decrease in total revenues.

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

Liquidity and Capital Resources

At March 31, 2003, the Partnership had cash and cash equivalents of approximately $445,000 compared to approximately $626,000 at March 31, 2002. The decrease in cash and cash equivalents for the three months ended March 31, 2003 from the Partnership's year ended December 31, 2002, was approximately $131,000. This decrease is due to approximately $123,000 of cash used in investing activities and approximately $48,000 used in financing activities partially offset by approximately $40,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements and net deposits to restricted escrows maintained by the mortgage lenders. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Partnership's investment properties. The Partnership invests its working capital reserves in interest bearing accounts.

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

Northsprings Apartments

During the three months ended March 31, 2003, the Partnership completed approximately $27,000 of capital improvements at Northsprings Apartments, consisting primarily of plumbing improvements and floor covering replacements. These improvements were funded from operating cash flow and replacement reserves. This property was sold to an unrelated third party in April 2003.

Lakeside Apartments

During the three months ended March 31, 2003, the Partnership completed approximately $44,000 of capital improvements at Lakeside Apartments, consisting primarily of floor covering replacements and plumbing upgrades. These improvements were funded primarily from operating cash flow and replacement reserves. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $286,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering and appliance replacements, structural improvements and HVAC upgrades. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

Bexley House Apartments

During the three months ended March 31, 2003, the Partnership completed approximately $37,000 of capital improvements at Bexley House, consisting primarily of HVAC, plumbing upgrades and appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership is reconstructing this property as a result of the fire casualty discussed in "Note E" to the consolidated financial statements and expects these costs to be fully covered by insurance proceeds during 2003. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Covington Pointe Apartments

During the three months ended March 31, 2003, the Partnership completed approximately $13,000 of capital improvements at Covington Pointe Apartments, consisting primarily of appliance and floor covering replacements and structural improvements. These improvements were funded primarily from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $198,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of a new fitness center, floor covering and appliance replacements, structural improvements, interior decoration and HVAC upgrades. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $12,535,000, net of discounts, is amortized over varying periods, with approximately $4,439,000 due at maturity for Covington Pointe Apartments in October of 2003 and approximately $4,100,000 due in November of 2003 for Lakeside Apartments. The Managing General Partner will attempt to refinance and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

The Partnership did not distribute any funds during the three months ended March 31, 2003 and 2002. Subsequent to March 31, 2003, the Partnership distributed approximately $99,000 to the general partners and approximately $3,195,000 to the limited partners from the sale proceeds from Northsprings Apartments. The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit further distributions to its partners during the remainder of 2003 or subsequent periods. Distributions may be restricted by the requirement to deposit net operating income into a reserve account until it is funded a minimum of $200 and a maximum of $400 per apartment unit at Northsprings Apartments and Covington Pointe Apartments for a total of approximately $60,000 to $120,000. The reserve account at March 31, 2003 was approximately $110,000.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 11,916.50 limited partnership units (the "Units") in the Partnership representing 44.50% of the outstanding Units at March 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 44.50% of the outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as it sole stockholder.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. On April 4, 2003, the Court preliminarily approved the settlement and scheduled a hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

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

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

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

                  99 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2003.



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


                                  Date:   May 15, 2003

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


Date: May 15, 2003

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


Date: May 15, 2003

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

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Davidson Income Real Estate, L.P. (the "Partnership"), for the quarterly period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                    /s/Patrick J. Foye
                              Name: Patrick J. Foye
                               Date: May 15, 2003


                                   /s/Paul J. McAuliffe
                             Name: Paul J. McAuliffe
                               Date: May 15, 2003


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.