Form 10QSB
period 2003-06-30
DAVIDSON INCOME REAL ESTATE LP
filed 2003-08-14
CIK 768598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    For the quarterly period ended June 30, 2003


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

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS



                        DAVIDSON INCOME REAL ESTATE, L.P.

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                  June 30, 2003

Assets
   Cash and cash equivalents                                                $ 1,997
   Receivables and deposits                                                     684
   Restricted escrows                                                           162
   Other assets                                                                 267
   Investment properties:
       Land                                                  $ 3,523
       Buildings and related personal property                 17,864
                                                               21,387
       Less accumulated depreciation                          (12,028)        9,359
                                                                           $ 12,469
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 103
   Tenant security deposit liabilities                                           65
   Accrued property taxes                                                       198
   Other liabilities                                                             91
   Deficit in joint venture                                                     821
   Mortgage notes payable                                                    12,383

Partners' Deficit
   General partners                                           $ (808)
   Limited partners (26,776 units issued and
      outstanding)                                               (384)       (1,192)
                                                                           $ 12,469


            See Accompanying Notes to Consolidated Financial Statements


                        DAVIDSON INCOME REAL ESTATE, L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)

                                         Three Months Ended        Six Months Ended
                                              June 30,                 June 30,
                                         2003          2002         2003        2002
                                                    (Restated)               (Restated)
Revenues:
  Rental income                          $ 787        $ 866       $ 1,635     $ 1,761
  Other income                               69           56          131         113
  Casualty gain                              81           --           81          --
     Total revenues                         937          922        1,847       1,874

Expenses:
  Operating                                 320          354          678         704
  General and administrative                 47           45           89         110
  Depreciation                              224          222          444         440
  Interest                                  232          216          448         435
  Property taxes                             95           94          189         194
  Loss on early extinguishment
    of debt                                  57           --           57          --
     Total expenses                         975          931        1,905       1,883

Loss before equity in income (loss)
  of joint venture                          (38)          (9)         (58)         (9)
Equity in income (loss) of joint
  venture                                    --            5            2         (34)
Loss from continuing operations             (38)          (4)         (56)        (43)
Loss from discontinued operations          (120)         (34)        (226)        (20)
Gain on sale of discontinued
  operations                              3,472           --        3,472          --
Net income (loss)                       $ 3,314       $ (38)      $ 3,190      $ (63)

Net income (loss) allocated to
  general partners (3%)                  $ 99          $ (1)        $ 96        $ (2)
Net income (loss) allocated to
  limited partners (97%)                  3,215          (37)       3,094         (61)
                                        $ 3,314       $ (38)      $ 3,190      $ (63)
Net income (loss) per limited partnership unit:
Loss from continuing operations         $ (1.38)     $ (0.15)     $ (2.03)    $ (1.56)
Loss from discontinued operations         (4.35)       (1.23)       (8.19)      (0.72)
Gain on sale of discontinued
  operations                             125.78           --       125.78           --
                                        $120.05      $ (1.38)     $115.56     $ (2.28)
Distributions per limited
  partnership unit                      $128.36      $ 36.26      $128.36     $ 36.26

            See Accompanying Notes to Consolidated Financial Statements


                        DAVIDSON INCOME REAL ESTATE, L.P.

               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)

                                     Limited
                                     Partnership   General      Limited
                                        Units      Partners    Partners       Total

Original capital contributions          26,776       $ 1        $26,776      $26,777

Partners' deficit at
  December 31, 2002                     26,776      $ (797)     $ (41)       $ (838)

Distributions                               --        (107)      (3,437)      (3,544)

Net income for the six months
  ended June 30, 2003                       --          96        3,094        3,190

Partners' deficit at
  June 30, 2003                         26,776      $ (808)     $ (384)      $(1,192)

            See Accompanying Notes to Consolidated Financial Statements


                        DAVIDSON INCOME REAL ESTATE, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                  Six Months Ended
                                                                        June 30,
                                                                 2003          2002
Cash flows from operating activities:
  Net income (loss)                                             $ 3,190       $ (63)
  Adjustments to reconcile net income (loss) to net cash
   (used in) provided by operating activities:
     Gain on sale of discontinued operations                     (3,472)          --
     Casualty gain                                                  (81)          --
     Loss on early extinguishment of debt                            73           --
     Depreciation                                                   523          554
     Amortization of loan costs and discounts                        31           31
     Equity in (income) loss of joint venture                        (2)          34
     Change in accounts:
      Receivables and deposits                                     (249)          52
      Other assets                                                  (79)         (93)
      Accounts payable                                              (55)         (31)
      Tenant security deposit liabilities                           (24)          13
      Accrued property taxes                                       (104)        (139)
      Other liabilities                                             (27)          22
       Net cash (used in) provided by operating activities         (276)         380

Cash flows from investing activities:
  Net proceeds from sale of discontinued operations               5,735           --
  Property improvements and replacements                           (285)        (208)
  Net withdrawals from restricted escrows                            21           63
  Insurance proceeds from casualty                                  126           --
  Distributions from joint venture                                   24          807
       Net cash provided by investing activities                  5,621          662

Cash flows from financing activities:
  Payments on mortgage notes payable                                (92)         (91)
  Loan costs paid                                                   (95)          --
  Payment on advances from affiliates                               (71)          --
  Repayments of mortgage notes payable                           (6,122)          --
  Proceeds from mortgage note payable                             6,000           --
  Distributions to partners                                      (3,544)      (1,001)
       Net cash used in financing activities                     (3,924)      (1,092)

Net increase (decrease) in cash and cash equivalents              1,421          (50)
Cash and cash equivalents at beginning of period                    576          594

Cash and cash equivalents at end of period                      $ 1,997       $ 544

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 457        $ 483

            See Accompanying Notes to Consolidated Financial Statements


                        DAVIDSON INCOME REAL ESTATE, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 30, 2003

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Davidson Income Real Estate, L.P. (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of
Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Diversified Properties, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2003, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as discontinued operations on the statement of operations. As a result, the accompanying consolidated statements of operations have been restated as of January 1, 2002 to reflect the operations of North Springs Apartments, which was sold in April 2003, as loss from discontinued operations.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

During the six months ended June 30, 2003 and 2002, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $92,000 and $123,000 for the six months ended June 30, 2003 and 2002, respectively, which is included in operating expenses and loss from discontinued operations.

An affiliate of the Managing General Partner received reimbursements of accountable administrative expenses amounting to approximately $57,000 and $83,000 for the six months ended June 30, 2003 and 2002, respectively, which is included in general and administrative expense, investment properties and loss from discontinued operations. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $4,000 and $7,000 for the six months ended June 30, 2003 and 2002, respectively. The construction management service fees are based on a percentage of current year additions to investment properties.

During the six months ended June 30, 2003 the Partnership repaid advances of approximately $71,000 to an affiliate of the Managing General Partner. Interest on the advances was charged at the prime rate plus 2%, or 6.00% at June 30, 2003, in accordance with the Partnership Agreement. The Partnership paid approximately $2,000 in interest during the six months ended June 30, 2003. There were no such repayments made or interest charged during the six months ended June 30, 2002.

For acting as real estate broker in connection with the sale of North Springs Apartments, the Managing General Partner was paid a real estate commission of approximately $183,000 during the six months ended June 30, 2003. When the Partnership terminates, the Managing General Partner will have to return this commission if the limited partners do not receive their original invested capital plus a 12% per annum cumulative non-compounded return.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the six months ended June 30, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $66,000 and $80,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Deficit in Joint Venture

The Partnership owns a 17.5% interest in the Sterling Crest Joint Venture with Davidson Growth Plus, L.P., an affiliate of the Managing General Partner, which owns the remaining 82.5% of the joint venture.

During the six months ended June 30, 2003, the Partnership received distributions of approximately $24,000 from operations of the joint venture. During the six months ended June 30, 2002, the Partnership received distributions of approximately $807,000 from the joint venture consisting of its portion of the excess proceeds received from the refinancing of the joint venture's investment property in January 2002 and from operations of the joint venture. For the six months ended June 30, 2003, the Partnership recognized approximately $2,000 of equity in income of the joint venture. For the six months ended June 30, 2002, the Partnership recognized approximately $34,000 of equity in loss of the joint venture, which was net of approximately $54,000 due to the loss incurred on the early extinguishment of debt at the joint venture's investment property. At June 30, 2003, the Partnership had received distributions in excess of its general partnership interest and has an investment deficiency of approximately $821,000.

The following table represents the joint venture's net income (loss) for the six months ended June 30, 2003 and 2002 (in thousands):

                                                      Six Months Ended June 30,
                                                      2003                2002

Total revenues                                      $ 1,200             $ 1,298
Total expenses                                       (1,186)             (1,492)
Net income (loss)                                   $    14             $  (194)

Note D - Casualty Event

In December 2002, Bexley House Apartments experienced a fire, causing damage to 32 units. As of June 30, 2003 the Partnership estimates the property damages to be approximately $1,300,000 and lost rents to be approximately $300,000 as a result of the fire. Reconstruction of the units is in progress. The expected date for completion of reconstruction is October 2003. During the six months ended June 30, 2003, a partial casualty gain of approximately $81,000 was recorded at Bexley House Apartments. The gain was the result of the receipt of insurance proceeds of approximately $126,000 offset by the write off of approximately $45,000 of undepreciated fixed assets. The Managing General Partner expects that the damage and lost rents will be fully covered by insurance proceeds to be received during 2003. The Managing General Partner does not anticipate a casualty loss will be recognized.

Note E - Sale of Investment Property

On April 15, 2003, the Partnership sold North Springs Apartments to an unrelated third party for a gross sales price of approximately $6,100,000. The net proceeds received by the Partnership were approximately $5,735,000 after payment of closing costs, including a commission paid to the Managing General Partner as permitted under the terms of the Partnership Agreement. The Partnership used approximately $1,779,000 of the net proceeds to repay the mortgages encumbering the property. As a result of the sale, the Partnership realized a gain of approximately $3,472,000 during the six months ended June 30, 2003. The property's operations, loss of approximately $226,000 and $20,000 for the six months ended June 30, 2003 and 2002, respectively, are included in loss from discontinued operations on the accompanying consolidated statements of operations and include revenues of approximately $229,000 and $528,000, respectively. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $16,000 for the six months ended June 30, 2003 due to the write off of unamortized loan costs and mortgage discounts, which is also included in loss from discontinued operations.

Note F - Refinancing of Mortgage Note Payable

In June 2003, the Partnership refinanced the mortgages encumbering Covington Pointe Apartments. The refinancing replaced mortgage indebtedness of approximately $4,343,000 with a new mortgage of approximately $6,000,000. The new mortgage carries a stated interest rate of 3.81% compared to the 7.83% interest rate on the old mortgages. Payments of principal and interest of approximately $36,000 are due on the first day of each month commencing in August 2003 until July 2010 at which time a balloon payment in the amount of approximately $4,416,000 is due. Capitalized loan costs, which are included in other assets, incurred with the refinancing were approximately $95,000, and are being amortized over the life of the mortgage note payable. The Partnership wrote off unamortized loan costs of approximately $51,000 and mortgage discounts of approximately $6,000 resulting in a loss on early extinguishment of debt of approximately $57,000. Subsequent to June 30, 2003, the Partnership distributed approximately $1,515,000 (approximately $1,470,000 to the limited partners or $54.90 per limited partnership unit) from the proceeds of the refinancing of Covington Pointe Apartments.

Note G - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint, which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants opposed the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. Before completing briefing on the appeal, the parties stayed further proceedings in the appeal in light of a settlement.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provided for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; litigation, including costs associated with prosecuting and defending claims and any adverse outcomes, and possible environmental liabilities. Readers should carefully review the Registrant's financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time to time with the Securities and Exchange Commission.

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2003 and 2002:

                                                   Average Occupancy
      Property                                      2003       2002

      Lakeside Apartments                           89%        89%
         Charlotte, North Carolina
      Bexley House Apartments                       49%        99%
         Columbus, Ohio (1)
      Covington Pointe Apartments                   95%        87%
         Dallas, Texas (2)

      (1) The Managing General Partner attributes the decrease in occupancy at Bexley House Apartments to a fire that destroyed approximately half of the apartment units. The units are currently in the process of being rebuilt.

      (2) The Managing General Partner attributes the increase in occupancy at Covington Pointe Apartments to the lowering of average rental rates to be competitive in the Dallas area.

Results of Operations

The Partnership's net income for the three and six months ended June 30, 2003 was approximately $3,314,000 and $3,190,000 compared to a net loss of approximately $38,000 and $63,000 for the three and six months ended June 30, 2002, respectively. The increase in net income is due to the recognition of a gain on sale of discontinued operations partially offset by an increase in loss from discontinued operations.

On April 15, 2003, the Partnership sold North Springs Apartments to an unrelated third party for a gross sales price of approximately $6,100,000. The net proceeds received by the Partnership were approximately $5,735,000 after payment of closing costs, including a commission paid to the Managing General Partner as permitted under the terms of the Partnership Agreement. The Partnership used approximately $1,779,000 of the net proceeds to repay the mortgages encumbering the property. As a result of the sale, the Partnership realized a gain of approximately $3,472,000 during the six months ended June 30, 2003. The property's operations, a loss of approximately $226,000 and $20,000 for the six months ended June 30, 2003 and 2002, respectively, are included in loss from discontinued operations on the accompanying consolidated statements of operations and include revenues of approximately $229,000 and $528,000, respectively. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $16,000 for the six months ended June 30, 2003 due to the write off of unamortized loan costs and mortgage discounts, which is also included in loss from discontinued operations.

The Partnership's loss from continuing operations for the three and six months ended June 30, 2003 was approximately $38,000 and $56,000 compared to a loss from continuing operations of approximately $4,000 and $43,000 for the three and six months ended June 30, 2002, respectively. The increase in loss from continuing operations for the three months ended June 30, 2003 is due to an increase in total expenses partially offset by an increase in total revenues. The increase in loss from continuing operations for the six months ended June 30, 2003 is due to an increase in total expenses and a decrease in total revenues partially offset by an increase in equity in the income of the joint venture. Total revenues for the three months ended June 30, 2003 increased due to the recognition of a casualty gain partially offset by a decrease in rental income. Total revenues for the six months ended June 30, 2003 decreased due to a decrease in rental income partially offset by the recognition of a casualty gain. Rental income for both periods decreased due to a significant decrease in occupancy at Bexley House Apartments and decreases in the average rental rates at Covington Pointe Apartments and Lakeside Apartments, partially offset by an increase in occupancy at Covington Pointe Apartments.

In December 2002, Bexley House Apartments experienced a fire, causing damage to 32 units. As of June 30, 2003, the Partnership estimates the property damages to be approximately $1,300,000 and lost rents to be approximately $300,000 as a result of the fire. Reconstruction of the units is in progress. The expected date for completion of reconstruction is October 2003. During the six months ended June 30, 2003, a partial casualty gain of approximately $81,000 was recorded at Bexley House Apartments. The gain was the result of the receipt of insurance proceeds of approximately $126,000 offset by the write off of approximately $45,000 of undepreciated fixed assets. The Managing General Partner expects that the damages and lost rents will be fully covered by insurance proceeds to be received during 2003. The Managing General Partner does not anticipate a casualty loss will be recognized.

The Partnership owns a 17.5% interest in Sterling Crest Joint Venture (the "Joint Venture"). For the six months ended June 30, 2003, the Partnership recognized equity in income of the joint venture of approximately $2,000 compared to equity in loss of the joint venture of approximately $34,000 for the six months ended June 30, 2002. Equity in income of the joint venture increased due primarily to an increase in revenues partially offset by a decrease in total expenses.

Total expenses for the six months ended June 30, 2003 increased due to a loss on early extinguishment of debt and an increase in interest expense partially offset by a decrease in general and administrative expense. Total expenses for the three months ended June 30, 2003 increased due to a loss on early extinguishment of debt and an increase in interest expense. Interest expense increased due to payments of interest associated with the pay off of the old mortgages for Covington Pointe Apartments.

General and administrative expense for the six months ended June 30, 2003 decreased due to a decrease in management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

In June 2003, the Partnership refinanced the mortgages encumbering Covington Pointe Apartments. The refinancing replaced mortgage indebtedness of approximately $4,343,000 with a new mortgage of approximately $6,000,000. The new mortgage carries a stated interest rate of 3.81% compared to the 7.83% interest rate on the old mortgages. Payments of principal and interest of approximately $36,000 are due on the first day of each month commencing in August 2003 until July 2010 at which time a balloon payment in the amount of approximately $4,416,000 is due. Capitalized loan costs, which are included in other assets, incurred with the refinancing were approximately $95,000, and are being amortized over the life of the mortgage note payable. The Partnership wrote off unamortized loan costs of approximately $51,000 and mortgage discounts of approximately $6,000 resulting in a loss on early extinguishment of debt of approximately $57,000.

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

Liquidity and Capital Resources

At June 30, 2003, the Partnership had cash and cash equivalents of approximately $1,997,000 compared to approximately $544,000 at June 30, 2002. The increase in cash and cash equivalents for the six months ended June 30, 2003 was approximately $1,421,000. The increase in cash and cash equivalents is due to approximately $5,621,000 of cash provided by investing activities partially offset by approximately $3,924,000 of cash used in financing activities and approximately $276,000 of cash used in operating activities. Cash provided by investing activities consisted of proceeds from the sale of North Springs Apartments, insurance proceeds from the casualty at Bexley House Apartments, distributions received from the Partnership's joint venture and the refund of restricted escrows maintained by the former mortgage lender partially offset by property improvements and replacements. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the
Partnership's investment properties, repayments of the mortgages encumbering North Springs Apartments and Covington Pointe Apartments, payment on advances from an affiliate of the Managing General Partner, distributions to the partners and new loan costs paid with the refinancing of Covington Pointe Apartments partially offset by proceeds from the refinancing of Covington Pointe Apartments. The Partnership invests its working capital reserves in interest bearing accounts.

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

Lakeside Apartments

During the six months ended June 30, 2003, the Partnership completed approximately $74,000 of capital improvements at Lakeside Apartments, consisting primarily of appliance and floor covering replacements, parking area improvements and plumbing fixture upgrades. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $51,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering and appliance replacements, structural improvements and HVAC upgrades. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

Bexley House Apartments

During the six months ended June 30, 2003, the Partnership completed approximately $78,000 of capital improvements at Bexley House Apartments, consisting primarily of heating system upgrades, damage repairs associated with the fire, plumbing upgrades and appliance and floor covering replacements. These improvements were funded from operating cash flow and insurance proceeds. The Partnership is reconstructing this property as a result of the fire discussed in "Note D - Casualty Event" to the consolidated financial statements and estimates that additional costs of repairs of approximately $650,000 will be fully covered by insurance proceeds to be received during 2003. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

North Springs Apartments

During the six months ended June 30, 2003, the Partnership completed approximately $87,000 of capital improvements at North Springs Apartments, consisting primarily of plumbing improvements and floor covering replacements. These improvements were funded from operating cash flow. This property was sold to an unrelated third party in April 2003.

Covington Pointe Apartments

During the six months ended June 30, 2003, the Partnership completed approximately $46,000 of capital improvements at Covington Pointe Apartments, consisting primarily of appliance and floor covering replacements, air conditioning upgrades, and structural improvements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $38,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of a new fitness center, floor covering and appliance replacements, structural improvements, interior decoration and HVAC upgrades. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $12,383,000 is amortized over varying periods, with balloon payments of approximately $4,416,000 due in July 2010 for Covington Pointe Apartments and approximately $4,100,000 due in November 2003 for Lakeside Apartments. The Managing General Partner will attempt to refinance and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

The Partnership distributed the following amounts during the six months ended June 30, 2003 and 2002 (in thousands, except per unit data):

                                           Per                               Per
                   Six Months Ended      Limited     Six Months Ended      Limited
                       June 30,        Partnership       June 30,        Partnership
                         2003             Unit             2002             Unit

Operations             $   --           $    --          $  293             $10.60
Refinancing (1)            --                --             708              25.66
Sales (2)               3,544            128.36              --                 --
                       $3,544           $128.36          $1,001             $36.26

(1) Proceeds from the refinance of the joint venture property in January 2002.

(2) Proceeds from the sale of North Springs Apartments in April 2003.

Subsequent  to  June  30,  2003,  the  Partnership   distributed   approximately
$1,515,000 (approximately $1,470,000 to the limited partners or $54.90 per limited partnership unit) from the proceeds of the refinancing of Covington Pointe Apartments.

The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit additional distributions to its partners during 2003 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 11,916.50 limited partnership units (the "Units") in the Partnership representing 44.50% of the outstanding Units at June 30, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 44.50% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as it sole stockholder.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned and the Partnership fully reserves all balances outstanding over thirty days. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Any concessions given at the inception of the lease are amortized over the life of the lease.

ITEM 3.     CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. The Partnership's management, with the participation of the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership's disclosure controls and procedures are effective.

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint, which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants opposed the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. Before completing briefing on the appeal, the parties stayed further proceedings in the appeal in light of a settlement.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provided for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions.

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

               31.1 Certification  of  equivalent  of  Chief  Executive  Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

               31.2 Certification  of  equivalent  of  Chief  Financial  Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

               32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                    Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K:

                  Current Report on Form 8-K dated April 15, 2003 and filed April 25, 2003 disclosing the sale of North Springs Apartments to an unrelated third party.

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


                                    Date: August 13, 2003

Exhibit 31.1

                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Davidson Income Real Estate, L.P.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: August 13, 2003

                                /s/Patrick J. Foye
                                Patrick J. Foye
                                Executive    Vice    President    of    Davidson
                                Diversified Properties, Inc., equivalent of the chief executive officer of the Partnership

Exhibit 31.2

                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Davidson Income Real Estate, L.P.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: August 13, 2003

                                /s/Paul J. McAuliffe
                                Paul J. McAuliffe
                                Executive Vice President and Chief Financial Officer of Davidson Diversified Properties, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Davidson Income Real Estate, L.P. (the "Partnership"), for the quarterly period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  August 13, 2003


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  August 13, 2003


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.