Form 10QSB
period 2003-09-30
DAVIDSON INCOME REAL ESTATE LP
filed 2003-11-14
CIK 768598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended September 30, 2003


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

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS



                        DAVIDSON INCOME REAL ESTATE, L.P.

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                               September 30, 2003

Assets
   Cash and cash equivalents                                                 $ 416
   Receivables and deposits                                                     914
   Restricted escrows                                                            81
   Other assets                                                                 235
   Investment properties:
       Land                                                  $ 3,523
       Buildings and related personal property                 18,283
                                                               21,806
       Less accumulated depreciation                          (12,241)        9,565
                                                                           $ 11,211
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 83
   Tenant security deposit liabilities                                           66
   Accrued property taxes                                                       292
   Other liabilities                                                             88
   Deficit in joint venture                                                     829
   Mortgage notes payable                                                    12,334

Partners' Deficit
   General partners                                           $ (846)
   Limited partners (26,776 units issued and
      outstanding)                                             (1,635)       (2,481)
                                                                           $ 11,211


            See Accompanying Notes to Consolidated Financial Statements


                        DAVIDSON INCOME REAL ESTATE, L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)

                                         Three Months Ended        Nine Months Ended
                                           September 30,             September 30,
                                         2003          2002         2003        2002
                                                    (Restated)               (Restated)
Revenues:
  Rental income                          $ 804        $ 883       $ 2,439     $ 2,644
  Other income                               63           85          194         198
  Casualty gain                             459           --          540          --
     Total revenues                       1,326          968        3,173       2,842
Expenses:
  Operating                                 388          384        1,066       1,088
  General and administrative                 58           53          147         163
  Depreciation                              214          216          658         656
  Interest                                  184          220          632         655
  Property taxes                             94           94          283         288
  Loss on early extinguishment
    of debt                                  --           --           57          --
     Total expenses                         938          967        2,843       2,850
Income (loss) before equity in
  income (loss)of joint venture             388            1          330          (8)
Equity in income (loss) of joint
  venture                                     1           10            3         (24)
Income (loss) from continuing
  operations                                389           11          333         (32)
Income (loss) from discontinued
  operations                                 17           --         (209)        (20)
Gain on sale of discontinued
  operations                                 --           --        3,472          --
Net income (loss)                        $ 406         $ 11       $ 3,596      $ (52)

Net income (loss) allocated to
  general partners (3%)                  $ 12          $ --        $ 108        $ (2)
Net income (loss) allocated to
  limited partners (97%)                    394           11        3,488         (50)
                                         $ 406         $ 11       $ 3,596      $ (52)
Net income (loss) per limited partnership unit:
Income (loss) from continuing
  operations                            $ 14.09       $ 0.41      $ 12.06     $ (1.16)
Income (loss) from discontinued
  operations                               0.62           --        (7.57)      (0.71)
Gain on sale of discontinued
  operations                                 --           --       125.78           --
                                        $ 14.71       $ 0.41      $130.27     $ (1.87)
Distributions per limited
  partnership unit                      $ 61.44      $ 11.85      $189.80     $ 48.11

            See Accompanying Notes to Consolidated Financial Statements


                        DAVIDSON INCOME REAL ESTATE, L.P.

               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)


                                     Limited
                                     Partnership   General      Limited
                                        Units      Partners    Partners       Total

Original capital contributions          26,776       $ 1        $26,776      $26,777

Partners' deficit at
  December 31, 2002                     26,776      $ (797)     $ (41)       $ (838)

Distributions to partners                   --        (157)      (5,082)      (5,239)

Net income for the nine months
  ended September 30, 2003                  --         108        3,488        3,596

Partners' deficit at
  September 30, 2003                    26,776      $ (846)    $(1,635)      $(2,481)

            See Accompanying Notes to Consolidated Financial Statements


                        DAVIDSON INCOME REAL ESTATE, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                 Nine Months Ended
                                                                   September 30,
                                                                 2003          2002
Cash flows from operating activities:
  Net income (loss)                                             $ 3,596       $ (52)
  Adjustments to reconcile net income (loss) to net cash
   (used in) provided by operating activities:
     Gain on sale of discontinued operations                     (3,472)          --
     Casualty gain                                                 (540)          --
     Loss on early extinguishment of debt                            73           --
     Depreciation                                                   736          825
     Amortization of loan costs and discounts                        40           50
     Equity in (income) loss of joint venture                        (3)          24
     Change in accounts:
      Receivables and deposits                                     (737)          15
      Other assets                                                  (56)         (69)
      Accounts payable                                              (75)         (69)
      Tenant security deposit liabilities                           (23)          30
      Accrued property taxes                                        (10)         (23)
      Other liabilities                                             (30)          89
       Net cash (used in) provided by operating activities         (501)         820

Cash flows from investing activities:
  Net proceeds from sale of discontinued operations               5,735           --
  Property improvements and replacements                           (704)        (290)
  Net withdrawals from restricted escrows                           102          100
  Insurance proceeds from casualty                                  843           --
  Distributions from joint venture                                   33          817
       Net cash provided by investing activities                  6,009          627

Cash flows from financing activities:
  Payments on mortgage notes payable                               (141)        (137)
  Loan costs paid                                                   (95)          --
  Payment on advances from affiliate                                (71)          --
  Repayments of mortgage notes payable                           (6,122)          --
  Proceeds from mortgage note payable                             6,000           --
  Distributions to partners                                      (5,239)      (1,328)
       Net cash used in financing activities                     (5,668)      (1,465)

Net decrease in cash and cash equivalents                          (160)         (18)
Cash and cash equivalents at beginning of period                    576          594

Cash and cash equivalents at end of period                       $ 416        $ 576

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 671        $ 723

            See Accompanying Notes to Consolidated Financial Statements


                        DAVIDSON INCOME REAL ESTATE, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 30, 2003

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Davidson Income Real Estate, L.P. (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of
Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Diversified Properties, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2003, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $130,000 and $189,000 for the nine months ended September 30, 2003 and 2002, respectively, which is included in operating expenses and loss from discontinued operations.

An affiliate of the Managing General Partner received reimbursements of accountable administrative expenses amounting to approximately $92,000 and $117,000 for the nine months ended September 30, 2003 and 2002, respectively, which is included in general and administrative expense and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $8,000 and $5,000 for the nine months ended September 30, 2003 and 2002, respectively. The construction management service fees are based on a percentage of current year additions to investment properties.

During the nine months ended September 30, 2003 the Partnership repaid advances of approximately $71,000 to an affiliate of the Managing General Partner. Interest on the advances was charged at the prime rate plus 2%, or 6.00% at September 30, 2003, in accordance with the Partnership Agreement. The Partnership paid approximately $2,000 in interest during the nine months ended September 30, 2003. There were no such repayments made or interest charged during the nine months ended September 30, 2002.

For acting as real estate broker in connection with the sale of North Springs Apartments, the Managing General Partner was paid a real estate commission of approximately $183,000 during the nine months ended September 30, 2003. When the Partnership terminates, the Managing General Partner will have to return this commission if the limited partners do not receive their original invested capital plus a 12% per annum cumulative non-compounded return.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the nine months ended September 30, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $66,000 and $80,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Deficit in Joint Venture

The Partnership owns a 17.5% interest in the Sterling Crest Joint Venture with Davidson Growth Plus, L.P., an affiliate of the Managing General Partner, which owns the remaining 82.5% of the joint venture.

During the nine months ended September 30, 2003, the Partnership received distributions of approximately $33,000 from operations of the joint venture. During the nine months ended September 30, 2002, the Partnership received distributions of approximately $817,000 from the joint venture consisting of its portion of the excess proceeds received from the refinancing of the joint venture's investment property in January 2002 and from operations of the joint venture. For the nine months ended September 30, 2003, the Partnership recognized approximately $3,000 of equity in income of the joint venture. For the nine months ended September 30, 2002, the Partnership recognized approximately $24,000 of equity in loss of the joint venture, which was net of approximately $54,000 due to the loss incurred on the early extinguishment of debt at the joint venture's investment property. At September 30, 2003, the Partnership had received distributions in excess of its general partnership interest and has an investment deficiency of approximately $829,000.

The following table represents the joint venture's net income (loss) for the nine months ended September 30, 2003 and 2002 (in thousands):

                                                 Nine Months Ended September 30,
                                                      2003                2002

Total revenues                                      $ 1,815            $ 1,941
Total expenses                                        1,796              2,079
Net income (loss)                                   $    19            $  (138)

Note D - Casualty Event

In December 2002, Bexley House Apartments experienced a fire, causing damage to 32 units. As of September 30, 2003 the Partnership estimates the property damages to be approximately $1,300,000 and lost rents to be approximately $300,000 as a result of the fire. Reconstruction of the units is in progress. The expected date for completion of reconstruction is the latter part of November 2003. During the three and nine months ended September 30, 2003, a partial casualty gain of approximately $459,000 and $540,000, respectively, was recorded at Bexley House Apartments. The gain was the result of the receipt of insurance proceeds of approximately $843,000 offset by the write off of approximately $303,000 of undepreciated fixed assets. The Managing General Partner expects that the damage and lost rents will be fully covered by insurance proceeds to be received during 2003.

Note E - Sale of Investment Property

On April 15, 2003, the Partnership sold North Springs Apartments to an unrelated third party for a gross sales price of approximately $6,100,000. The net proceeds received by the Partnership were approximately $5,735,000 after payment of closing costs, including a commission paid to the Managing General Partner as permitted under the terms of the Partnership Agreement. The Partnership used approximately $1,779,000 of the net proceeds to repay the mortgages encumbering the property. As a result of the sale, the Partnership realized a gain of approximately $3,472,000 during the nine months ended September 30, 2003. The property's operations, loss of approximately $209,000 and $20,000 for the nine months ended September 30, 2003 and 2002, respectively, are included in loss from discontinued operations on the accompanying consolidated statements of operations and include revenues of approximately $229,000 and $808,000, respectively. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $16,000 for the nine months ended September 30, 2003 due to the write off of unamortized loan costs and mortgage discounts, which is also included in loss from discontinued operations.

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

Note G - Subsequent Event

On  November  3, 2003,  the  Partnership  refinanced  the  mortgage  encumbering
Lakeside Apartments. The refinancing replaced mortgage indebtedness of approximately $4,100,000 with a new mortgage of approximately $2,875,000. Total capitalized loan costs were approximately $64,000. Due to the shortfall between the new mortgage loan and the amount needed to pay off the existing mortgage, the Managing General Partner advanced the Partnership approximately $1,350,000 to cover the shortfall and other closing costs.

The mortgage is currently refinanced under an interim credit facility ("Interim Credit Facility") which also provided for the refinancing of other Partnerships that are affiliated with the Partnership. However, the Interim Credit Facility created separate loans for each property thereunder, which loans were not cross-collateralized or cross-defaulted with each other. During the term of the Interim Credit Facility, Lakeside Apartments is required to make interest only payments. The interest rate is based on the Fannie Mae discounted mortgage-backed security index plus 85 basis points.

At December 1, 2003, the loan on Lakeside Apartments will be assumed by a different lender. The credit facility ("Permanent Credit Facility") with the new lender will have a maturity of five years with an option for the Partnership to elect one five-year extension. This Permanent Credit Facility will create separate loans for each property refinanced thereunder, which loans are not cross-collateralized or cross-defaulted with each other. Each note under this Permanent Credit Facility will begin as a variable rate loan, and provides the option, after three years, of converting to a fixed rate loan. The interest rate on the variable rate loans will be the Fannie Mae discounted mortgage-backed security index 85 basis points and will reset monthly. Each loan will automatically renew at the end of each month. In addition, monthly principal payments will be required based on a 30-year amortization schedule, using the interest rate in effect during the first month that the property is financed by the Permanent Credit Facility. The loans will be prepayable without penalty.

Note H - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make at least one round of tender offers to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provided for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. The Managing General Partner intends to file a respondent's brief in support of the order approving settlement and entering judgment thereto.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Although the outcome of any litigation is uncertain, in the opinion of the Managing General Partner the claims will not result in any material liability to the Partnership.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2003 and 2002:

                                                   Average Occupancy
      Property                                      2003       2002

      Lakeside Apartments                           89%        91%
         Charlotte, North Carolina
      Bexley House Apartments                       49%        99%
         Columbus, Ohio (1)
      Covington Pointe Apartments                   93%        88%
         Dallas, Texas (2)

      (1) The Managing General Partner attributes the decrease in occupancy at Bexley House Apartments to a fire in December 2002 that destroyed approximately half of the apartment units. The units are currently in the process of being rebuilt.

      (2) The Managing General Partner attributes the increase in occupancy at Covington Pointe Apartments to the lowering of average rental rates to be competitive in the Dallas area.

Results of Operations

The Partnership's net income for the nine months ended September 30, 2003 was approximately $3,596,000 compared to a net loss of approximately $52,000 for the nine months ended September 30, 2002. The Partnership's net income for the three months ended September 30, 2003 was approximately $406,000 compared to net income of approximately $11,000 for the three months ended September 30, 2002. Net income for the three months ended September 30, 2003 increased due to an increase in total revenues. The decrease in the net loss for the nine months ended September 30, 2003 is due to the gain on sale of discontinued operations and an increase in total revenues partially offset by an increase in the loss from discontinued operations.

On April 15, 2003, the Partnership sold North Springs Apartments to an unrelated third party for a gross sales price of approximately $6,100,000. The net proceeds received by the Partnership were approximately $5,735,000 after payment of closing costs, including a commission paid to the Managing General Partner as permitted under the terms of the Partnership Agreement. The Partnership used approximately $1,779,000 of the net proceeds to repay the mortgages encumbering the property. As a result of the sale, the Partnership realized a gain of approximately $3,472,000 during the nine months ended September 30, 2003. The property's operations, a loss of approximately $209,000 and $20,000 for the nine months ended September 30, 2003 and 2002, respectively, are included in loss from discontinued operations on the accompanying consolidated statements of operations and include revenues of approximately $229,000 and $808,000, respectively. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $16,000 for the nine months ended September 30, 2003 due to the write off of unamortized loan costs and mortgage discounts, which is also included in loss from discontinued operations.

The Partnership's income from continuing operations for the nine months ended September 30, 2003 was approximately $333,000 compared to a loss from continuing operations of approximately $32,000 for the nine months ended September 30, 2002. The Partnership's income from continuing operations for the three months ended September 30, 2003 was approximately $389,000 compared to income from continuing operations of approximately $11,000 for the three months ended September 30, 2002. The increase in income from continuing operations for the three months ended September 30, 2003 is due to an increase in total revenues and a decrease in total expenses. The decrease in loss from continuing operations for the nine months ended September 30, 2003 is due to an increase in total revenues, a decrease in the equity in loss of the joint venture and a slight decrease in total expenses. Total revenues for the three and nine months ended September 30, 2003 increased due to the recognition of a casualty gain partially offset by a decrease in rental income. Rental income decreased due to a significant decrease in occupancy at Bexley House Apartments and decreases in the average rental rates at Covington Pointe and Lakeside Apartments, partially offset by an increase in occupancy at Covington Pointe Apartments.

In December 2002, Bexley House Apartments experienced a fire, causing damage to 32 units. As of September 30, 2003, the Partnership estimates the property damages to be approximately $1,300,000 and lost rents to be approximately $300,000 as a result of the fire. Reconstruction of the units is in progress. The expected date for completion of reconstruction is the latter part of November 2003. During the three and nine months ended September 30, 2003, a partial casualty gain of approximately $459,000 and $540,000, respectively, was recorded at Bexley House Apartments. The gain was the result of the receipt of insurance proceeds of approximately $843,000 offset by the write off of approximately $303,000 of undepreciated fixed assets. The Managing General Partner expects that the damages and lost rents will be fully covered by insurance proceeds to be received during 2003.

The Partnership owns a 17.5% interest in Sterling Crest Joint Venture (the "Joint Venture"). For the nine months ended September 30, 2003, the Partnership recognized equity in income of the joint venture of approximately $3,000 compared to equity in loss of the joint venture of approximately $24,000 for the nine months ended September 30, 2002, respectively. Equity in income of the joint venture increased due to a decrease in total expenses partially offset by a decrease in total revenues.

Total expenses for the nine months ended September 30, 2003 decreased due to decreases in operating, general and administrative and interest expenses partially offset by a loss on early extinguishment of debt. Total expenses for the three months ended September 30, 2003 decreased due to a decrease in interest expense. Operating expenses decreased due to decreases in advertising expense and property management fees partially offset by an increase in maintenance expense. Advertising expense decreased due to decreases in periodical advertising at Lakeside and Covington Pointe Apartments and referral fees at Covington Pointe Apartments. Property management fees decreased due to decreases in rental revenues at all of the Partnership's investment properties. Maintenance expense increased due to increases in contract painting and floor covering repairs at Lakeside Apartments. Interest expense decreased due to the payment of scheduled principal payments on the mortgages encumbering Covington Pointe and Bexley House Apartments which has reduced the average outstanding balance over the last twelve months and a decrease in the interest rate on the mortgage of Covington Pointe Apartments as a result of the refinancing of the mortgage in June 2003.

General and administrative expense for the nine months ended September 30, 2003 decreased due to a decrease in management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for the nine months ended September 30, 2003 and 2002 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At September 30, 2003 the Partnership had cash and cash equivalents of approximately $416,000 compared to approximately $576,000 at September 30, 2002. The decrease in cash and cash equivalents for the nine months ended September 30, 2003 was approximately $160,000. The decrease in cash and cash equivalents is due to approximately $501,000 of cash used in operating activities and approximately $5,668,000 of cash used in financing activities partially offset by approximately $6,009,000 of cash provided by investing activities. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Partnership's investment properties, repayments of the mortgages encumbering North Springs and Covington Pointe Apartments, payment on advances from an affiliate of the Managing General Partner, distributions to the partners and new loan costs paid with the refinancing of Covington Pointe Apartments partially offset by proceeds from the refinancing of Covington Pointe Apartments. Cash provided by investing activities consisted of proceeds from the sale of North Springs Apartments, insurance proceeds from the casualty at Bexley House Apartments, distributions received from the Partnership's joint venture and the refund of restricted escrows maintained by the former mortgage lender partially offset by property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

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

Lakeside Apartments

During the nine months ended  September  30,  2003,  the  Partnership  completed approximately $103,000 of capital improvements at Lakeside Apartments, consisting primarily of major landscaping, appliance and floor covering replacements, parking area improvements and plumbing fixture upgrades. These improvements were funded from operating cash flow and replacement reserves. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $16,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering and appliance replacements and HVAC upgrades. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

Bexley House Apartments

During the nine months ended September 30, 2003, the Partnership completed approximately $445,000 of capital improvements at Bexley House Apartments, consisting primarily of electrical and heating system upgrades, damage repairs associated with the fire, plumbing upgrades and appliance and floor covering replacements. These improvements were funded from operating cash flow and insurance proceeds. The Partnership is reconstructing this property as a result of the fire discussed in "Note D - Casualty Event" to the consolidated financial statements and estimates that additional costs of repairs of approximately $13,000 will be fully covered by insurance proceeds to be received during 2003. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

Covington Pointe Apartments

During the nine months ended September 30, 2003, the Partnership completed approximately $69,000 of capital improvements at Covington Pointe Apartments, consisting primarily of major landscaping, appliance and floor covering replacements, air conditioning upgrades, and structural improvements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $16,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering and appliance replacements, interior decoration and HVAC upgrades. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

North Springs Apartments

During the nine months ended September 30, 2003, the Partnership completed approximately $87,000 of capital improvements at North Springs Apartments, consisting primarily of plumbing improvements and floor covering replacements. These improvements were funded from operating cash flow. This property was sold to an unrelated third party in April 2003.

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

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's investment properties of approximately $12,334,000 is amortized over varying periods, with balloon payments of approximately $4,416,000 due in July 2010 for Covington Pointe Apartments and approximately $4,100,000 due in November 2003 for Lakeside Apartments. The Managing General Partner will attempt to refinance and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure. The Managing General Partner refinanced the mortgage encumbering Lakeside Apartments in November 2003. The new mortgage was not sufficient to repay the existing debt and accordingly an affiliate of the Managing General Partner advanced approximately $1,350,000 to cover the shortfall (see "Item 1. Financial Statements, Note G - Subsequent Event").

The Partnership distributed the following amounts during the nine months ended September 30, 2003 and 2002 (in thousands, except per unit data):

                      Nine Months          Per          Nine Months          Per
                         Ended           Limited           Ended           Limited
                     September 30,     Partnership     September 30,     Partnership
                         2003             Unit             2002             Unit

Operations             $   --           $    --          $  620             $22.45
Refinancing (1)         1,515             54.90             708              25.66
Sales (2)               3,724            134.90              --                 --
                       $5,239           $189.80          $1,328             $48.11

(1) Proceeds from the refinance of Covington Pointe Apartments in June 2003 and the joint venture property in January 2002.

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

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 11,916.50 limited partnership units (the "Units") in the Partnership representing 44.50% of the outstanding Units at September 30, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. In this regard, on November 14, 2003, AIMCO Properties, L.P., commenced a tender offer to acquire 14,859.50 Units for a purchase price of $81.72 per Unit. Such offer expires on December 15, 2003. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 44.50% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as it sole stockholder.

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

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Partnership's investment properties. These factors include, but are not limited to, changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause impairment of the Partnership's assets.

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

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make at least one round of tender offers to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provided for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. The Managing General Partner intends to file a respondent's brief in support of the order approving settlement and entering judgment thereto.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Although the outcome of any litigation is uncertain, in the opinion of the Managing General Partner the claims will not result in any material liability to the Partnership.

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

                  10UU Contracts related to refinancing of debt (Schedules and supplemental materials to the exhibits have been omitted but will be provided to the Securities and Exchange Commission upon request.):

                  a) Multifamily Note dated November 3, 2003 between Davidson Income Real Estate, L.P., a Delaware limited partnership, and GMAC Commercial Mortgage Corporation, a California corporation.

                  b) Guaranty dated November 3, 2003 by AIMCO Properties, L.P., a Delaware limited partnership, for the benefit of GMAC Commercial Mortgage Corporation, a California corporation.

                  c) Multifamily Deed of Trust, Assignment of Rents and Security Agreement dated November 3, 2003 between Davidson Income Real Estates, L.P., a Delaware limited partnership, and GMAC Commercial Mortgage Corporation, a California corporation.

                  d) Replacement Reserve and Security Agreement dated November 3, 2003 between Davidson Income Real Estates, L.P., a Delaware limited partnership, and GMAC Commercial Mortgage Corporation, a California corporation.

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

                  32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K:

                  Current  report on Form 8-K dated June 26, 2003 and filed July
                  7,  2003  disclosing  the  refinancing  of  Covington   Pointe
                  Apartments.

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

                                    Date: November 13, 2003

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


Date: November 13, 2003

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


Date: November 13, 2003

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



In connection with the Quarterly Report on Form 10-QSB of Davidson Income Real Estate, L.P. (the "Partnership"), for the quarterly period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  November 13, 2003


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  November 13, 2003


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

                                                                Exhibit 10UU(a)
                                                             Lakeside Apartments

                                MULTIFAMILY NOTE
                                 (VARIABLE LOAN)


US $2,875,000.00                                        As of November 3, 2003


      FOR VALUE RECEIVED, the undersigned ("Borrower") promises to pay to the order of GMAC COMMERCIAL MORTGAGE CORPORATION, a California corporation, the principal sum of Two Million Eight Hundred Seventy-Five Thousand and 00/100 Dollars (US $2,875,000.00), with interest on each Variable Loan at an annual rate as calculated in Section 3 hereof.

      This Note is executed and delivered by Borrower  pursuant to one of either
(i) that certain Amended and Restated Loan Agreement, dated as of September 16, 2002, by and among certain borrowers signatory thereto and Lender or (ii) that certain Loan Agreement dated as of November 1, 2002, by and among certain borrowers signatory thereto and Lender. As used herein, the term "Loan
Agreement" shall mean whichever of the loan agreements described in the preceding sentence shall apply from time to time in accordance with their respective terms, along with all amendments, supplements, replacements, restatements or other modifications thereto or thereof from time to time made. The Loan Agreement shall evidence the obligation of Borrower to repay a Variable Loan made by Lender to Borrower in accordance with the terms of the Loan
Agreement. This Note is entitled to the benefit and security of the Loan Documents provided for in the Loan Agreement, to which reference is hereby made for a statement of all of the terms and conditions under which the Variable Loan evidenced hereby is made. The Loan Agreement requires certain of the terms of each Variable Loan to be evidenced by one or a series of Loan Confirmation Instruments, and reference is hereby made to each such Loan Confirmation Instrument for such terms.

1. Defined Terms. As used in this Note, (i) the term "Lender" means the holder of this Note, and (ii) the term "Indebtedness" means the principal of, interest on, or any other amounts due at any time under, this Note, the Security Instrument or any other Loan Document, including prepayment premiums, late charges, default interest, and advances to protect the security of the Security Instrument under Section 12 of the Security Instrument. Event of Default and other capitalized terms used but not defined in this Note shall have the meanings given to such terms in the Loan Agreement or, if not defined in the Loan Agreement, as defined in the Security Instrument (as defined in Paragraph
5).

2. Address for Payment. All payments due under this Note shall be payable at GMAC Commercial Mortgage Corporation, 200 Witmer Road, Horsham, PA 19044 ,
Attention: Servicing - Account Manager, or such other place as may be designated by written notice to Borrower from or on behalf of Lender.

3. Payment of Principal and Interest. Principal and interest shall be paid as follows:

(a) This Note shall evidence a Variable Loan made from time to time under the Loan Agreement. The Variable Loan shall bear interest at a rate determined in accordance with Section 2.01 of the Loan Agreement.

(b) Borrower shall pay imputed interest on each Variable Loan in advance in the form of a Discount in accordance with Section 1.04(b) of the Loan Agreement (except that Borrower shall pay actual interest on the Variable Loan for the partial month period, if any, in accordance with Section 1.04(a) of the Loan Agreement).

(c) Borrower shall make monthly payments of principal each in the amount as set forth on the attached Amortization Schedule. Lender shall apply each such principal payment to the outstanding principal amount of the Loan on the Rollover Date next following receipt of any such payment. If not sooner paid, the entire principal amount of the Variable Loan shall be due and payable on the earlier of (i) the termination of the Loan Agreement pursuant to subsection (e) of Section 1.02 thereof, (ii) the fifth anniversary (unless such date is extended pursuant to Section 1.07 of the Loan Agreement, in which case, the tenth anniversary) of the Initial Closing Date or (iii) the maturity date of any outstanding MBS, unless either (A) not less than five Business Days prior to the maturity date of the outstanding MBS, a Borrower has requested that the outstanding MBS be renewed with a new MBS or converted to a Fixed Loan to take effect on the maturity date of the outstanding MBS and such new MBS has been issued or conversion has occurred or (B) the MBS is automatically renewed, which automatic renewal shall occur in the event that a Borrower does not make the request set forth in subpart (iii)(A) above and does not give Lender notice not less than five Business days prior to the maturity date of the outstanding MBS that the Variable Loan related to such outstanding MBS shall be paid on the maturity date of such outstanding MBS (the "Maturity Date"). Any MBS that is issued as a result of an automatic renewal of a maturing MBS as contemplated by subpart (iii)(B) above shall have a maturity date of three (3) months after the MBS Issue Date.

(d) In addition to payment of principal and the Discount, Borrower shall pay the Variable Loan Fee due on each Variable Loan in accordance with Section 1.04(b)(ii) of the Loan Agreement.

4. Application of Payments. If at any time Lender receives, from Borrower or otherwise, any amount applicable to the Indebtedness that is less than all amounts due and payable at such time, Lender may apply that payment to amounts then due and payable in any manner and in any order determined by Lender, in Lender's discretion. Borrower agrees that neither Lender's acceptance of a payment from Borrower in an amount that is less than all amounts then due and payable nor Lender's application of such payment shall constitute or be deemed to constitute either a waiver of the unpaid amounts or an accord and satisfaction.

5. Security. The Indebtedness is secured, among other things, by a multifamily mortgage, deed to secure debt or deed of trust dated as of the date of this Note (the "Security Instrument") and reference is made to the Security Instrument for other rights of Lender concerning the collateral for the Indebtedness.

6. Acceleration. If an Event of Default has occurred and is continuing, the entire unpaid principal balance, any accrued interest, the prepayment premium payable under Paragraph 10, if any, and all other amounts payable under this Note and any other Loan Document shall at once become due and payable, at the option of Lender, without any additional notice to Borrower. Lender may exercise this option to accelerate regardless of any prior forbearance.

7. Late Charge. If any monthly amount payable under this Note or under the Security Instrument or any other Loan Document is not received by Lender within 10 days after the amount is due, Borrower shall pay to Lender, immediately and without demand by Lender, a late charge equal to 5 percent of such amount. Borrower acknowledges that its failure to make timely payments will cause Lender to incur additional expenses in servicing and processing the loan evidenced by this Note (the "Loan"), and that it is extremely difficult and impractical to determine those additional expenses. Borrower agrees that the late charge payable pursuant to this Paragraph represents a fair and reasonable estimate, taking into account all circumstances existing on the date of this Note, of the additional expenses Lender will incur by reason of such late payment. The late charge is payable in addition to, and not in lieu of, any interest payable at the Default Rate pursuant to Paragraph 8.

8. Default Rate. So long as any monthly installment or any other payment due under this Note remains past due for 30 days or more, interest under this Note shall accrue on the unpaid principal balance from the earlier of the due date of the first unpaid monthly installment or other payment due, as applicable, at a rate (the "Default Rate") equal to the lesser of 4 percentage points above the rate stated in the first paragraph of this Note or the maximum interest rate which may be collected from Borrower under applicable law. If the unpaid principal balance and all accrued interest are not paid in full on the Maturity Date, the unpaid principal balance and all accrued interest shall bear interest from the Maturity Date at the Default Rate. Borrower also acknowledges that its failure to make timely payments will cause Lender to incur additional expenses in servicing and processing the Loan, that, during the time that any monthly installment or payment under this Note is delinquent for more than 30 days, Lender will incur additional costs and expenses arising from its loss of the use of the money due and from the adverse impact on Lender's ability to meet its other obligations and to take advantage of other investment opportunities, and that it is extremely difficult and impractical to determine those additional costs and expenses. Borrower also acknowledges that, during the time that any monthly installment or payment due under this Note is delinquent for more than 30 days, Lender's risk of nonpayment of this Note will be materially increased and Lender is entitled to be compensated for such increased risk. Borrower agrees that the increase in the rate of interest payable under this Note to the Default Rate represents a fair and reasonable estimate, taking into account all circumstances existing on the date of this Note, of the additional costs and expenses Lender will incur by reason of Borrower's delinquent payment and the additional compensation Lender is entitled to receive for the increased risks of nonpayment associated with a delinquent loan.

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

(b) Borrower shall be personally liable to Lender for the repayment of a portion of the Indebtedness equal to any loss or damage suffered by Lender as a result of (1) failure of Borrower to pay to Lender upon demand after an Event of Default, all Rents to which Lender is entitled under Section 3(a) of the Security Instrument and the amount of all security deposits collected by Borrower from tenants then in residence; (2) failure of Borrower to apply all insurance proceeds and condemnation proceeds as required by the Security Instrument; (3) failure of Borrower to comply with Section 14(d) or (e) of the Security Instrument relating to the delivery of books and records, statements, schedules and reports; (4) fraud or written material misrepresentation by Borrower or any officer, director, partner, member or employee of Borrower in connection with the application for or creation of the Indebtedness or any request for any action or consent by Lender; or (5) failure to apply Rents, first, to the payment of reasonable operating expenses (other than Property management fees that are not currently payable pursuant to the terms of an Assignment of Management Agreement or any other agreement with Lender executed in connection with the Loan) and then to amounts ("Debt Service Amounts") payable under this Note, the Security Instrument or any other Loan Document (except that Borrower will not be personally liable (i) to the extent that Borrower lacks the legal right to direct the disbursement of such sums because of a bankruptcy, receivership or similar judicial proceeding, or (ii) with respect to Rents that are distributed in any calendar year if Borrower has paid all operating expenses and Debt Service Amounts for that calendar year).

(c) Borrower shall become personally liable to Lender for the repayment of all of the Indebtedness upon the occurrence of any of the following Events of
Default: (1) Borrower's acquisition of any property or operation of any business not permitted by Section 33 of the Security Instrument; or (2) a Transfer that is an Event of Default under Section 21 of the Security Instrument.

(d) To the extent that Borrower has personal liability under this Paragraph 9, Lender may exercise its rights against Borrower personally without regard to whether Lender has exercised any rights against the Mortgaged Property or any other security, or pursued any rights against any guarantor, or pursued any other rights available to Lender under this Note, the Security Instrument, any other Loan Document or applicable law. For purposes of this Paragraph 9, the term "Mortgaged Property" shall not include any funds that (1) have been applied by Borrower as required or permitted by the Security Instrument prior to the occurrence of an Event of Default, or (2) Borrower was unable to apply as required or permitted by the Security Instrument because of a bankruptcy, receivership, or similar judicial proceeding.

10. Voluntary and Involuntary Prepayments. Pursuant to the terms of the Loan Agreement, Borrower shall pay the entire amount of the Discount on any Variable Loan in advance. Accordingly, any Variable Loan may be prepaid in whole or in part and at any time without penalty. Borrower shall give Lender six (6) Business Days advance notice of any prepayment.

11. Costs and Expenses. Borrower shall pay on demand all reasonable expenses and costs, including reasonable fees and out-of-pocket expenses of attorneys and expert witnesses and costs of investigation, incurred by Lender as a result of any default under this Note or in connection with efforts to collect any amount due under this Note, or to enforce the provisions of any of the other Loan Documents, including those incurred in post-judgment collection efforts and in any bankruptcy proceeding (including any action for relief from the automatic stay of any bankruptcy proceeding) or judicial or non-judicial foreclosure proceeding.

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

13. Waivers. Except as expressly provided in the Loan Agreement, presentment, demand, notice of dishonor, protest, notice of acceleration, notice of intent to demand or accelerate payment or maturity, presentment for payment, notice of nonpayment, grace, and diligence in collecting the Indebtedness are waived by Borrower and all endorsers and guarantors of this Note and all other third party obligors.

14. Loan Charges. If any applicable law limiting the amount of interest or other charges permitted to be collected from Borrower in connection with the Loan is interpreted so that any interest or other charge provided for in any Loan Document, whether considered separately or together with other charges provided for in any other Loan Document, violates that law, and Borrower is entitled to the benefit of that law, that interest or charge is hereby reduced to the extent necessary to eliminate that violation. Borrower agrees to an effective rate of interest that is the stated rate of interest plus any additional rate of interest resulting from any other charges or fees that are to be paid by Borrower to Lender that may be found by a court of competent jurisdiction to be interest. The amounts, if any, previously paid to Lender in excess of the permitted amounts shall be applied by Lender to reduce the unpaid principal balance of this Note. For the purpose of determining whether any applicable law limiting the amount of interest or other charges permitted to be collected from Borrower has been violated, all Indebtedness that constitutes interest, as well as all other charges made in connection with the Indebtedness that constitute interest, shall be deemed to be allocated and spread ratably over the stated term of the Note. Unless otherwise required by applicable law, such allocation and spreading shall be effected in such a manner that the rate of interest so computed is uniform throughout the stated term of the Note.

15. Commercial Purpose. Borrower represents that the Indebtedness is being incurred by Borrower solely for the purpose of carrying on a business or commercial enterprise, and not for personal, family or household purposes.

16. Counting of Days. Except where otherwise specifically provided, any reference in this Note to a period of "days" means calendar days, not Business Days.

17. Governing Law; Consent to Jurisdiction; Waiver of Jury Trial. The provisions of Section 11.07 of the Loan Agreement (entitled "Choice of Law; Consent to Jurisdiction; Waiver of Jury Trial") are hereby incorporated into this Note by this reference to the fullest extent as if the text of such Section were set forth in its entirety herein.

18. Captions. The captions of the paragraphs of this Note are for convenience only and shall be disregarded in construing this Note.

19. Notices. All notices, demands and other communications required or permitted to be given by Lender to Borrower pursuant to this Note shall be given in accordance with Section 11.09 of the Loan Agreement.

20. Security for this Note. Reference is made hereby to the Loan Agreement and the Security Documents for additional rights and remedies of Lender relating to the indebtedness evidenced by this Note. Each Security Document shall be released in accordance with the provisions of the Security Documents.

21. Loan May Not Be Reborrowed. Borrower may not re-borrow any amounts under this Note which it has previously borrowed and repaid under this Note.

22. Default Under Loan Agreement and Other Loan Documents. The occurrence of an Event of Default under the Loan Agreement or the Security Instrument shall constitute an "Event of Default" under this Note in accordance with the Loan Agreement and the Security Instrument. Upon the occurrence of an Event of Default under the Loan Agreement or the Security Instrument, the entire principal amount outstanding hereunder and accrued interest thereon shall at once become due and payable, at the option of the holder hereof.

23. Loan Confirmation Instruments; Accounting for Variable Loans. The terms of the Loan Agreement and this Note govern the repayment, and all other terms relating to the Variable Loan. However, Borrower shall execute a Loan Confirmation Instrument to create a physical instrument evidencing each MBS issued to fund the Variable Loan. The Loan Confirmation Instrument executed by Borrower in accordance with Section 2.02 of the Loan Agreement shall set forth the amount, term, Discount, Closing Date and certain other terms of each MBS issued to fund the Variable Loan. The Loan Confirmation Instrument shall conclusively establish each of the terms described in the preceding sentence, absent manifest error. The MBS evidenced by the Loan Confirmation Instrument does not represent a separate indebtedness from that evidenced by this Note. In making proof of this Note, no other documents other than this Note shall be required. In making proof of the amount and terms of the outstanding Variable Loans under this Note, this Note, the related Loan Confirmation Instruments, and Lender's records concerning payments made by Borrower under this Note, shall be conclusive evidence of the terms and outstanding amounts of the Variable Loan, absent manifest error.

24. Modifications to Note. There are standard modifications to this Note that are attached as Exhibit B-1 and Exhibit B-2 hereto. In addition, there may be special modifications to this Note attached as Exhibit B-3 hereto. All such exhibits are hereby incorporated into this Note as a part hereof.

      IN WITNESS WHEREOF, Borrower has signed and delivered this Note under seal or has caused this Note to be signed and delivered under seal by its duly authorized representative. Borrower intends that this Note shall be deemed to be signed and delivered as a sealed instrument.


                    [REMAINDER OF PAGE LEFT INTENTIONALLY BLANK]



                                   DAVIDSON INCOME REAL ESTATE, L.P., a Delaware
                                       limited partnership

                                  By:   Davidson Diversified Properties, Inc., a
                                             Tennessee corporation, its managing
                                             general partner


                                          By:/s/Patti K. Fielding
                                             Patti K. Fielding



                                    PAY TO THE ORDER OF FANNIE MAE, WITHOUT
                                    RECOURSE.

                                    GMAC COMMERCIAL MORTGAGE CORPORATION, a
                                      California corporation



                                          By:/s/James J. Bertson
                                       Name: James J. Bertson
                                       Title: Senior Vice President



Fannie Mae Commitment Number:  _________________

                                                                Exhibit 10UU(b)
                                                             Lakeside Apartments

                                    GUARANTY

      This Guaranty (the "Guaranty") is made and entered into as of the 3rd day of November, 2003 by AIMCO PROPERTIES, L.P., a Delaware limited partnership (the "Guarantor"), for the benefit of GMAC COMMERCIAL MORTGAGE CORPORATION, a California corporation ("Lender").

                                    RECITALS

A. Lender has agreed to execute both (i) that certain Amended and Restated Loan Agreement, dated as of September 16, 2002, by and among AIMCO Properties, L.P., a Delaware limited partnership, certain borrowers signatory thereto and Lender and (ii) that certain Loan Agreement dated as of November 1, 2002, by and among certain borrowers signatory thereto and Lender (as amended, supplemental or otherwise modified or amended and restated from time to time, the "Loan Agreement"), pursuant to which, inter alia, Lender has agreed, subject to the terms, conditions and limitations of the Loan Agreement, to make a loan to Davidson Income Real Estate, L.P., a Delaware limited partnership (the "Borrower") from time to time loan to be evidenced by the Note (the "Loan"). Terms used herein not defined herein have the definition given them in the Loan Agreement.

B. The repayment of the Loan and all of the Obligations of the Borrower under the Loan Agreement or the other Loan Documents are guaranteed by this Guaranty to the extent of Borrower's personal liability as provided in Section 9 of the Note evidencing the Loan, and except for such obligations described herein, Guarantor shall have no liability in connection with, or responsibility to perform, under or in accordance with the Loan Agreement or other Loan Documents.

C. Guarantor owns, directly or indirectly, an ownership interest in the Borrower and will receive a direct and material benefit from the Loans to the Borrower.

D. Lender is willing to make the Loan to the Borrower only if Guarantor agrees to enter into this Guaranty.

      NOW, THEREFORE, in order to induce Lender to make the Loan to Borrower, and in consideration thereof, Guarantor hereby agrees as follows:

      Section 1. Definitions. All capitalized terms used but not defined in this Guaranty shall have the meanings ascribed to such terms in the Loan Agreement. The following terms shall have the meaning set forth below for purposes of this
Guaranty:

      "Material Adverse Effect" means, with respect to any circumstance, act, condition or event of whatever nature (including any adverse determination in any litigation, arbitration, or governmental investigation or proceeding), whether singly or in conjunction with any other event or events, act or acts, condition or conditions, or circumstance or circumstances, whether or not related, a material adverse change in or a materially adverse effect upon the present or future ability of the Guarantor, to the extent specifically referred to in the applicable provision of that Guaranty, to perform the Guaranteed Obligations.

      "Net Worth" means, as of any date of determination and without double counting any item, the sum of the capital stock or other capital equity interests and additional paid-in capital plus retained earnings (or minus accumulated deficits) of the Guarantor, the REIT and their respective Subsidiaries on a consolidated basis determined in conformity with GAAP.

      "REIT" means Apartment Investment and Management Company, a Maryland corporation.

      "Subsidiary" means, with respect to the REIT, the Guarantor or an Affiliate of either of them, a corporation, partnership, joint venture, limited liability company or other business entity of which a majority of the shares of securities or other interests having ordinary voting power for the election of directors or other governing body (other than securities or interests having such power only by reason of the happening of a contingency) are at the time beneficially owned, or the management of which is otherwise controlled, directly or indirectly, through one or more intermediaries, or both, by the REIT, the Guarantor or an Affiliate of either of them.

      Section 2. Guaranty of Payment. Guarantor irrevocably, absolutely and unconditionally guarantees to Lender all of the following (collectively, the "Guaranteed Obligations"): the due and punctual payment when due, whether at maturity or earlier, by reason of acceleration or otherwise, at all times, of all amounts for which Borrower is personally liable under Section 9 of the Note.

This Guaranty shall be an unconditional guaranty of payment and performance and not of collection, and is in no way conditioned upon any attempt by Lender to pursue or exhaust any remedy against Borrower. This Guaranty is a continuing guaranty which shall remain in full force and effect until all of the Guaranteed Obligations have been paid and performed in full; and Guarantor shall not be released from any obligations to Lender under this Guaranty as long as any amount payable by the Borrower to Lender, or any obligation by the Borrower, under the Loan Documents is not performed, satisfied, settled or paid in full.

      Section 3. Form of Payment. All payments under this Guaranty shall be made to Lender in immediately available funds, without reduction by any recoupment, set-off, counterclaim or cross-claim against Lender.

      Section 4. Guarantor's Obligations are Absolute. The obligations of Guarantor under this Guaranty shall be absolute and unconditional, shall not be subject to any counterclaim, set-off, recoupment, deduction, or defense based upon any claim Guarantor may have against Lender or Borrower and shall remain in full force and effect without regard to, and shall not be released, discharged or terminated or in any other way affected by, any circumstance or condition (whether or not Guarantor shall have any knowledge or notice thereof), including, without limitation:

(a) any amendment or modification of, or extension of time for payment of any of the principal of, interest on or other amounts payable under the Loan Documents;

(b) any exercise or non-exercise by Lender of any right, power or remedy under or in respect of the Loan Documents, or any waiver, consent, forbearance, indulgence or other action, inaction or omission by Lender under or in respect of the Loan Documents;

(c) any assignment, sale or other transfer of Borrower's interest in all or any part of the real or personal property which at any time constitutes collateral for the payment of the Guaranteed Obligations, including, without limitation, a conveyance of such property by Borrower to Lender by deed in lieu of foreclosure;

(d) any bankruptcy, insolvency, reorganization, adjustment, dissolution, liquidation or other like proceeding involving or affecting Borrower or Lender or their respective properties or creditors, or any action taken with respect to the Loan Documents by any trustee or receiver of Borrower or Lender, or by any court, in any such proceeding;

(e) any invalidity or unenforceability, in whole or in part, of any term or provision of the Loan Documents or Borrower's incapacity or lack of authority to enter into the Loan Documents;

(f) any release, compromise, settlement or discharge with respect to all or any portion of Borrower's obligations under the Loan Documents;

(g) any acceptance of additional or substituted collateral for payment of the Guaranteed Obligations or any release or subordination of any collateral held at any time by Lender as security for the payment of the Guaranteed Obligations; or

(h) any resort to Guarantor for payment of all or any portion of the Guaranteed Obligations, whether or not Lender shall have resorted to any collateral securing the Guaranteed Obligations, if any, or shall have proceeded to pursue or exhaust its remedies against Borrower (or any other Person) primarily or secondarily liable for the Guaranteed Obligations.

No exercise, delay in exercise or non-exercise by Lender of any right hereby given it, no dealing by Lender with Borrower, Guarantor or any other Person, no change, impairment or suspension of any right or remedy of Lender, and no act or thing which, but for this provision, could act as a release or exoneration of the liabilities of Guarantor hereunder, shall in any way affect, decrease, diminish or impair any of the obligations of Guarantor hereunder or give Guarantor or any other Person any recourse or defense against Lender.

      Section 5.  Waiver.  Guarantor unconditionally waives the following:

(a) notice of acceptance of this Guaranty and notice of any of the matters referred to in Section 4 hereof;

(b) all notices which may be required by statute, rule of law or otherwise to preserve intact any rights which Lender may have against Guarantor under this Guaranty, including, without limitation, any demand, proof or notice of non-payment of any of the principal of, interest on or other amounts payable under the Loan Documents, and notice of any failure on the part of Borrower to perform and comply with any covenant, agreement, term or condition of the Loan Documents;

(c) any right to the enforcement, assertion or exercise of any right, power or remedy conferred upon Lender in the Loan Documents or otherwise;

(d) any requirement that Lender act with diligence in enforcing its rights under the Loan Documents or this Guaranty;

(e) any right to require Lender to proceed against or exhaust its recourse against Borrower or any security or collateral held by Lender, if any, at any time for the payment of the Guaranteed Obligations or to pursue any other remedy in its power before being entitled to payment from Guarantor under this Guaranty or before proceeding against Guarantor;

(f) any failure by Lender to file or enforce a claim against the estate (either in administration, bankruptcy or any other proceeding) of Borrower or any other Person;

(g) any defense based upon an election of remedies by Lender which destroys or otherwise impairs the subrogation rights of Guarantor or the right of Guarantor (after payment of the Guaranteed Obligations) to proceed against Borrower for reimbursement, or both;

(h) any defense based upon any taking, modification or release of any collateral for the Guaranteed Obligations, if any, or any failure to perfect any security interest in, or the taking of, or failure to take any other action with respect to, any collateral securing payment of the Guaranteed Obligations, if any;

(i) any defense based upon the addition, substitution or release, in whole or in part, of any Person(s), including, without limitation, another guarantor, primarily or secondarily liable for or in respect of the Guaranteed Obligations;

(j) any rights or defenses based upon an offset by Guarantor against any obligation now or hereafter owed to Guarantor by Borrower; and

(k) all other notices which may or might be lawfully waived by Guarantor;

it being the intention hereof that Guarantor shall remain liable as principal, to the extent set forth in this Guaranty, until the payment and performance in full of the Guaranteed Obligations, notwithstanding any act, omission or thing which might otherwise operate as a legal or equitable discharge of Guarantor other than the payment and performance in full of the Guaranteed Obligations. No delay by Lender in exercising any rights and/or powers hereunder or in taking any action to enforce Borrower's obligations under the Loan Documents shall operate as a waiver as to such rights or powers or in any manner prejudice any and all of Lender's rights and powers hereunder against Guarantor. The intention of Guarantor under this Guaranty is that, so long as any of the Guaranteed Obligations remains unsatisfied, the obligations of Guarantor hereunder shall not be discharged except by performance and then only to the extent of such performance. Guarantor agrees that Guarantor's obligations hereunder shall not be affected by any circumstances, whether or not referred to in this Guaranty, which might constitute a legal or equitable discharge of a surety or guarantor.

      Section 6. Election of Remedies. This Guaranty may be enforced from time to time, as often as occasion therefor may arise, and without any requirement that Lender must first pursue or exhaust any remedies available to it against Borrower under the Loan Documents or against any other Person or resort to any collateral at any time held by it for performance of the Guaranteed Obligations, if any, or any other source or means of obtaining payment of any of the Guaranteed Obligations.

      Section 7. Representations and Warranties of Guarantor. Guarantor hereby represents and warrants to the Lender as follows:

(a) Due Organization; Qualification. Guarantor is qualified to transact business and is in good standing in the State in which it is organized and in each other jurisdiction in which such qualification and/or standing is necessary to the conduct of its business and where the failure to be so qualified would adversely affect the validity of, the enforceability of, or the ability of Guarantor to perform the Guaranteed Obligations.

(b) Power and Authority. Guarantor has the requisite power and authority (i) to own its properties and to carry on its business as now conducted and as contemplated to be conducted in connection with the performance of the Guaranteed Obligations, and (ii) to execute and deliver this Guaranty and to carry out the transactions contemplated by this Guaranty.

(c) Due Authorization. The execution, delivery and performance of this Guaranty has been duly authorized by all necessary action and proceedings by or on behalf of Guarantor, and no further approvals or filings of any kind, including any approval of or filing with any Governmental Authority, are required by or on behalf of Guarantor as a condition to the valid execution, delivery and performance by Guarantor of this Guaranty.

(d) Valid and Binding Obligations. This Guaranty has been duly authorized, executed and delivered by Guarantor and constitutes the legal, valid and binding obligations of Guarantor, enforceable against Guarantor in accordance with its terms, except as such enforceability may be limited by applicable bankruptcy, insolvency, reorganization, moratorium or similar laws or equitable principles affecting the enforcement of creditors' rights generally or by equitable principles or by the exercise of discretion by any court.

(e) Non-contravention: No Liens. Neither the execution and delivery of this Guaranty, nor the fulfillment of or compliance with the terms and conditions of this Guaranty nor the payment or performance of the Guaranteed Obligations:

      (i) does or will conflict with or result in any breach or violation of any Applicable Law enacted or issued by any Governmental Authority or other agency having jurisdiction over Guarantor, any of the Mortgaged Properties or any other portion of the Collateral or assets of Guarantor, or any judgment or order applicable to Guarantor or to which Guarantor is subject;

      (ii) does or will conflict with or result in any material breach or violation of, or constitute a default under, any of the terms, conditions or provisions of Guarantor's Organizational Documents, any indenture, existing agreement or other instrument to which Guarantor is a party or to which Guarantor, any of the Mortgaged Properties or any other portion of the Collateral or other assets of Guarantor is subject; or

      (iii) does or will require the consent or approval of any creditor of Guarantor, any Governmental Authority or any other Person except such consents or approvals which have already been obtained.

(f) Pending Litigation or Other Proceedings. Since the date of the most recent financial statements delivered to Lender pursuant to Section 8(b) of this Guaranty, there is no pending or, to the best knowledge of guarantor, threatened action, suit, proceeding or investigation, at law or in equity, before any court, board, body or official of any Governmental Authority or arbitrator which, if decided adversely to Guarantor, would have, or may reasonably be expected to have, a Material Adverse Effect on Guarantor. Guarantor is not in default with respect to any order of any Governmental Authority to any extent which would have, or may reasonably be expected to have, a Material Adverse Effect on Guarantor.

(g) Solvency. Guarantor is not insolvent and will not be rendered insolvent by the transaction contemplated by this Guaranty and after giving effect to such transaction, Guarantor will not be left with an unreasonably small amount of capital with which to engage in its business or undertakings, nor will Guarantor have incurred, have intended to incur, or believe that it has incurred, debts beyond its ability to pay such debts as they mature. Guarantor did not receive less than a reasonably equivalent value in exchange for incurrence of the Guaranteed Obligations. There (i) is no contemplated, pending or, to the best of Guarantor's knowledge, threatened bankruptcy, reorganization, receivership, insolvency or like proceeding, whether voluntary or involuntary, affecting Guarantor and (ii) has been no assertion or exercise of jurisdiction over Guarantor by any court empowered to exercise bankruptcy powers.

(h) No Contractual Defaults. There are no material defaults by Guarantor or, to the knowledge of Guarantor, by any other Person under any contract to which Guarantor is a party other than defaults which do not have, and are not reasonably be expected to have, a Material Adverse Effect on Guarantor. Neither Guarantor nor, to the knowledge of Guarantor, any other Person, has received notice or has any knowledge of any existing circumstances in respect of which it could receive any notice of default or breach in respect of any contracts, which default would have, or which may reasonably be expected to have, a Material Adverse Effect on Guarantor.

(i) Representations True and Correct. The representations and warranties made by Guarantor in this Guaranty are true, complete and correct in all material respects as of the Initial Closing Date and do not contain any untrue statement of material fact or omit to state a material fact required to be stated therein or necessary in order to make the statements made therein, in light of the circumstances under which they were made, not misleading.

(j) ERISA. Guarantor is in compliance in all material respects with all applicable provisions of ERISA and has not incurred any liability to the PBGC on a Plan under Title LV of ERISA. None of the assets of Guarantor constitute plan assets (within the meaning of Department of Labor Regulation ss. 2510.3-101) of any employee benefit plan subject to Title I of ERISA.

(k) Financial Information. The financial statements of Guarantor which have been furnished to the Lender are complete and accurate in all material respects and present fairly the financial condition of Guarantor, as of its date in accordance with GAAP, applied on a consistent basis. Since the date of the most recent of such financial statements no event has occurred which would have, or may reasonably be expected to have a Material Adverse Effect on Guarantor, except as disclosed in any filings made by Guarantor or its affiliates with the United States Securities and Exchange Commission ("SEC"). Guarantor has no material contingent obligations which are not otherwise disclosed in its most recent financial statements except as disclosed in any filings made by Guarantor or its affiliates with the SEC.

(l) Accuracy of Information. No information, statement or report furnished in writing to the Lender by Guarantor concerning the Guarantor in connection with this Guaranty or any other Loan Document or in connection with the consummation of the transactions contemplated hereby and thereby contains any material misstatement of fact or omits to state a material fact necessary to make the statements contained therein, in light of the circumstances under which they were made, not misleading as of the date made, except to the extent that such misstatements and omissions when considered in the totality of such information, statements and reports furnished by Guarantor are not materially misleading in the aggregate; provided, however, the foregoing representation and warranty shall not apply to any information, statement or report prepared by any third party.

(m) No Conflicts of Interest. To the best knowledge of Guarantor, no member, officer, agent or employee of the Lender has been or is in any manner interested, directly or indirectly, in that Person's own name, or in the name of any other Person, in the Guarantor (other than through the ownership of publicly traded shares of common stock of affiliates of the Guarantor or limited partnership units of Guarantor), the Loan Documents, or any Mortgaged Property, in any contract for property or materials to be furnished or used in connection with such Mortgaged Property or in any aspect of the transactions contemplated by the Loan Documents.

(n) Governmental Approvals. To the best of Guarantor's knowledge, no Governmental Approval not already obtained or made is required for the execution and delivery of this Guaranty or the performance of the terms and provisions hereof by Guarantor.

(o) Governmental Orders. Guarantor is not presently under any cease or desist order or other orders of a similar nature, temporary or permanent, of any Governmental Authority which would have the effect of preventing or hindering performance of its duties hereunder, nor are there any proceedings presently in progress or to its knowledge contemplated which would, if successful, lead to the issuance of any such order.

(p) No Reliance. Guarantor acknowledges, represents and warrants that it understands the nature and structure of the transactions contemplated by this Guaranty and the other Loan Documents; that it is familiar with the provisions of all of the documents and instruments relating to such transactions; that it understands the risks inherent in such transactions, including the risk of loss of all or any of the Mortgaged Properties; and that it has not relied on the Lender or Fannie Mae for any guidance or expertise in analyzing the financial or other consequences of the transactions contemplated by this Guaranty or any other Loan Document or otherwise relied on the Lender or Fannie Mae in any manner in connection with interpreting, entering into or otherwise in connection with this Guaranty, any other Loan Document or any of the matters contemplated hereby or thereby.

(q) Compliance with Applicable Law. Guarantor is in compliance with Applicable Law, including all Governmental Approvals, if any, except for such items of noncompliance that, singly or in the aggregate, have not had and are not reasonably expected to cause, a Material Adverse Effect on Guarantor.

(r) Contracts with Affiliates. Except for the management agreement relating to each of the Mortgaged Properties or in the ordinary course of business and on terms which are no less favorable to the Guarantor than would be obtained in a corporate arms-length transaction with an unrelated third party, Guarantor has not entered into and is not a party to any material contract, lease or other agreement with any Affiliate of Guarantor for the provision of any service, materials or supplies relating to any Mortgaged Property.

      Section 8. Affirmative Covenants of Guarantor. Guarantor agrees and covenants with the Lender that, at all times during the Term of this Guaranty:

(a) Maintenance of Existence. Guarantor shall maintain its existence and continue to be a limited partnership organized under the laws of the state of its organization. Guarantor shall continue to be duly qualified to do business in each jurisdiction in which such qualification is necessary to the conduct of its business and where the failure to be so qualified would adversely affect the validity of, the enforceability of, or the ability to perform, its obligations under this Guaranty.

(b) Financial Statements; Accountants' Reports: Other Information. The Guarantor shall keep and maintain at all times complete and accurate books of accounts and records in sufficient detail to correctly reflect all of the Guarantor's financial transactions and assets. In addition, the Guarantor shall furnish, or cause to be furnished, to the Lender the following:

            (i) So long as Guarantor is a reporting company under the Securities and Exchange Act of 1934 (the "`34 Act"), promptly upon their becoming available, copies of (A) all 10K's, 10Q's, 8K's, annual reports and proxy statements, and all replacement, substitute or similar filings or reports required to be filed after the date of this Guaranty by the SEC or other Governmental Authority exercising similar functions, and (B) all press releases and other statements made available generally by Guarantor to the public concerning material developments in the business of Guarantor.

             (ii) In the event Guarantor is not a reporting company under the '34 Act,

                   (A) Annual Financial Statements. As soon as available, and in any event within 90 days after the close of its fiscal year during the Term of this Agreement, the audited balance sheet of Guarantor as of the end of such fiscal year, the audited statement of income, equity and retained earnings of Guarantor for such fiscal year and the audited statement of cash flows of Guarantor for such fiscal year, all in reasonable detail and stating in comparative form the respective figures for the corresponding date and period in the prior fiscal year, prepared in accordance with GAAP, consistently applied, and accompanied by a certificate of Guarantor's independent certified public accountants to the effect that such financial statements have been prepared in accordance with GAAP, consistently applied, and that such financial statements fairly present the results of its operations and financial condition for the periods and dates indicated with such certification to be free of exceptions and qualifications as to the scope of the audit or as to the going concern nature of the business.

                   (B) Quarterly Financial Statements. As soon as available, and in any event within 45 days after each of the first three fiscal quarters of each fiscal year during the Term of this Agreement, the unaudited balance sheet of Guarantor as of the end of such fiscal quarter, the unaudited statement of income and retained earnings of Guarantor and the unaudited statement of cash flows of Guarantor for the portion of the fiscal year ended with the last day of such quarter, all in reasonable detail and stating in comparative form the respective figures for the corresponding date and period in the previous fiscal year, accompanied by a certificate of a member of Senior Management (which certificate shall be without personal liability to such officer) stating that such financial statements have been prepared in accordance with GAAP, consistently applied, and fairly present the results of its operations and financial condition for the periods and dates indicated subject to year end adjustments in accordance with GAAP.

            (iii) [Left blank intentionally]

             (iv) Other Reports. Promptly upon receipt thereof, all schedules, financial statements or other similar reports delivered by the Guarantor pursuant to the Loan Documents or reasonably requested by the Lender with respect to the Guarantor's business affairs or condition (financial or otherwise) subject to the confidentiality covenant set forth below.

            After the providing by Guarantor of any statement, report or other information on a collective basis to Standard & Poor's, Moody's Investors Service, Duff & Phelps, Fitch and/or any other rating agency, and/or after providing any statement, report or other information on a collective basis to the banks or other institutions providing unsecured lines of credit and loans to Guarantor, Guarantor shall promptly furnish such statement, report or other information to Lender.

            As used in this Paragraph (iv), the phrase "on a collective basis" means as provided to a group as a whole as opposed to an individual basis, e.g.., providing information to a rating agency or to a bank to respond to a particular request of such rating agency or bank.

            The Lender agrees to treat all Information received by it (I) under this Paragraph (iv) as confidential and (II) which Guarantor requests in writing to the Persons at the Lender who receive any Information regarding Guarantor that such information be treated as confidential; provided, however, that such Information may be disclosed (A) as required by law, (B) to officers, directors, employees, agents, partners, attorneys, auditors, accountants, engineers and other consultants of the Lender, or its successors or assigns, who need to know such Information, provided such Persons are instructed to treat such Information confidentially, (C) by the Lender to any successor or assign of such Person, (D) to any federal or state regulatory authority having jurisdiction over the Lender, or its successors or assigns, (E) to any other Person to which such delivery or disclosure may be necessary or appropriate (w) in compliance with any law, rule, regulation or order applicable to the Lender, or its successors or assigns, (x) in response to any subpoena or other legal process or information investigative demand, or (y) in connection with any litigation to which the Lender, or its successors or assigns, is a party. Guarantor agrees that Information subject to this Paragraph (iv) does not include information which (I) was publicly known, or otherwise known to the Lender, or its successors or assigns, at the time of disclosure, (II) subsequently becomes publicly known through no act of or omission by the Lender or its successors or assigns, other than through disclosure by Guarantor or by any other Person in violation of this Paragraph (iv) or any other confidentiality arrangement and the Lender, or its successors or assigns, has knowledge of such violation; provided, however, that in the event the disclosing Person shall reasonably endeavor to notify Guarantor thereof as soon as possible after such disclosure has been made and Guarantor shall be afford an opportunity to seek protective orders, or such other confidential treatment of such Information as Guarantor may deem reasonable.

            (v) Certification. All certifications required to be delivered pursuant to this Section 8(b) shall run directly to and be for the benefit of Lender and Fannie Mae.

(c) Maintain Licenses. Guarantor shall procure and maintain in full force and effect all licenses, Permits, charters and registrations which are material to the conduct of its business and shall abide by and satisfy all terms and conditions of all such licenses, Permits, charters and registrations.

(d) Access to Records; Discussions With Senior Management. To the extent permitted by law, Guarantor shall permit the Lender to:

            (i) inspect Guarantor's books and records related to the Borrower and the Mortgaged Property;

            (ii) discuss Guarantor's affairs, finances and accounts with Guarantor's Senior Management or, provided that Senior Management of Guarantor has been given the opportunity by Lender to be a party to such discussions, property managers and independent public accountants;

            (iii) provided that Senior Management of Guarantor has been given the opportunity by Lender to be a party to such discussions, discuss the Mortgaged Properties' conditions, operations or maintenance with the managers of such Mortgaged Properties and the officers and employees of Guarantor; and

            (iv) receive any other information that the Lender deems reasonably necessary or relevant in connection with the Guaranty, any Loan Document or the Guaranteed Obligations.

Notwithstanding the foregoing, prior to an Event of Default or Potential Event of Default, all inspections shall be conducted at reasonable times during normal business hours and upon reasonable notice to the Guarantor.

(e) Inform the Lender of Material Events. Guarantor shall promptly, but in any event within five (5) Business Days, inform the Lender in writing of any of the following (and shall deliver to the Lender copies of any related written communications, complaints, orders, judgments and other documents relating to the following) of which Guarantor has actual knowledge:

            (i) Defaults. The occurrence of any Event of Default or any Potential Event of Default under any Loan Document;

            (ii) Bankruptcy Proceedings. The commencement of any proceedings by or against Guarantor under any applicable bankruptcy, reorganization, liquidation, insolvency or other similar law now or hereafter in effect or of any proceeding in which a receiver, liquidator, trustee or other similar official is sought to be appointed for it;

            (iii)  Accounting  Changes.   Any  material  change  in  Guarantor's
      accounting policies or financial reporting practices; and

            (iv) Restructuring of Guarantor. Any restructuring or reorganization of any Guarantor.

(f) ERISA. Guarantor shall at all times remain in compliance in all material respects with all applicable provisions of ERISA and similar requirements of the PBGC.

(g) Further Assurances. Provided they do not materially increase the Guaranteed Obligations of Guarantor, Guarantor, at the request of the Lender, but without incurring any liability beyond the Guaranteed Obligations, shall execute and deliver and, if necessary, file or record such statements, documents, agreements, UCC financing and continuation statements and such other instruments and take such further action as the Lender from time to time may request as reasonably necessary, desirable or proper to carry out more effectively the purposes of this Guaranty or any of the other Loan Documents or to subject the Collateral to the lien and security interests of the Loan Documents or to evidence, perfect or otherwise implement, to assure the lien and security interests intended by the terms of the Loan Documents or in order to exercise or enforce its rights under the Loan Documents.

(h) Monitoring Compliance. Upon the request of the Lender, but without incurring any liability beyond the Guaranteed Obligations, from time to time, Guarantor shall promptly provide to the Lender such documents, certificates and other information as may be deemed reasonably necessary to enable the Lender to perform its functions under the Servicing Agreement as the same relates to the Guarantor.

      Section 9.  Negative Covenants of Guarantor.

      (a) Liquidation. Guarantor shall not dissolve or liquidate in whole or in part.

      (b) Principal Place of Business. Guarantor shall not change its principal place of business or the location of its books and records without first giving 10 days' prior written notice to the Lender.

      Section 10. Financial Covenants. Guarantor agrees and covenants with the Lender that, at all times during the Term of this Guaranty, the Net Worth of the REIT, the Guarantor and the Subsidiaries on a consolidated basis shall not be below $1,500,000,000.

      Section 11. Expenses. Guarantor agrees to pay all reasonable costs and out-of-pocket expenses, including court costs and expenses and the reasonable fees and disbursements of legal counsel, incurred by or on behalf of Lender in connection with the enforcement of Guarantor's obligations under this Guaranty or the protection of Lender's rights under this Guaranty. The covenants contained in this Section shall survive the payment of the Guaranteed Obligations.

      Section 12. Condition of Borrower. Guarantor is fully aware of the financial condition of Borrower and is executing and delivering this Guaranty based solely upon Guarantor's own independent investigation of all matters pertinent hereto and is not relying in any manner upon any representation or statement made by Lender. Guarantor represents and warrants that Guarantor is in a position to obtain, and Guarantor hereby assumes full responsibility for obtaining, any additional information concerning Borrower's financial condition and any other matters pertinent hereto as Guarantor may desire and Guarantor is not relying upon or expecting Lender to furnish to Guarantor any information now or hereafter in Lender's possession concerning the same or any other matter. By executing this Guaranty, Guarantor knowingly accepts the full range of risks encompassed within a contract of this type, which risks Guarantor acknowledges.

      Section 13. Further Assurances. Guarantor agrees at any time and from time to time upon request by Lender to take, or cause to be taken, any action and to execute and deliver any additional documents which, in the reasonable opinion of Lender, may be necessary in order to assure to Lender the full benefits of this Guaranty, so long as any such action does not materially increase Guarantor's Guaranteed Obligations hereunder or materially decrease its rights hereunder.

      Section 14. Subordination. Guarantor hereby irrevocably and unconditionally agrees that any claims, direct or indirect, Guarantor may have by subrogation or other form of reimbursement, against Borrower or to any security or any interest therein, by virtue of this Guaranty or as a consequence of any payment made by Guarantor pursuant to this Guaranty, shall be fully subordinated in time and right of payment to the payment in full of the Guaranteed Obligations and all other obligations of Guarantor to Lender under this Guaranty.

      Section 15. No Subrogation. Guarantor shall not have any right of subrogation against Borrower by reason of any payment by Guarantor under this Guaranty until such time as all of the Guaranteed Obligations have been satisfied in full. Nothing in the foregoing shall affect any claim which any Guarantor has against Borrower under the terms of the Organizational Documents of the Borrower.

      Section 16. Insolvency and Liability of Borrower. So long as any of the Guaranteed Obligations is unpaid and this Guaranty is in effect, and to the extent not prohibited by the applicable bankruptcy court, Guarantor agrees to file all claims against Borrower in any bankruptcy or other proceeding in which the filing of claims is required by law in connection with indebtedness owed by Borrower to Guarantor and to assign to Lender all rights of Guarantor thereunder up to the lesser of (i) the amount of such indebtedness or (ii) the amount of the Guaranteed Obligations. In all such cases the Person or Persons authorized to pay such claims shall pay to Lender the full amount thereof to the full extent necessary to pay the Guaranteed Obligations, and Guarantor hereby assigns to Lender all of Guarantor's rights to all such payments to which Guarantor would otherwise be entitled. Notwithstanding the foregoing, and except to the extent that any sums owed by Borrower to Lender under the Loan Documents shall have been fully satisfied thereby, the liability of Guarantor hereunder shall in no way be affected by

(a) the release or discharge of Borrower in any creditors', receivership, bankruptcy or other proceedings; or

(b) the impairment, limitation or modification of the liability of Borrower or the estate of Borrower in bankruptcy resulting from the operation of any present or future provisions of the Bankruptcy Code or other statute or from the decision in any court.

      Section 17. Preferences, Fraudulent Conveyances, Etc. If Lender is required to refund, or voluntarily refunds, any payment received from Borrower because such payment is or may be avoided, invalidated, declared fraudulent, set aside or determined to be void or voidable as a preference, fraudulent conveyance, impermissible setoff or a diversion of trust funds under the bankruptcy laws or for any similar reason, including, without limitation, any judgment, order or decree of any court or administrative body having jurisdiction over Lender or any of its property, or any settlement or compromise of any claim effected by Lender with Borrower or other claimant (a "Rescinded Payment"), then Guarantor's liability to Lender shall continue in full force and effect, or Guarantor's liability to Lender shall be reinstated, as the case may be, with the same effect and to the same extent as if the Rescinded Payment had not been received by Lender (but only to the extent such Rescinded Payment was part of the Guaranteed Obligations hereunder), notwithstanding the cancellation or termination of any Note or any of the other Loan Documents. In addition, Guarantor shall pay, or reimburse Lender for, all expenses (including all reasonable attorneys' fees, court costs and related disbursements) incurred by Lender in the defense of any claim that a payment received by Lender in respect of all or any part of the Guaranteed Obligations from Guarantor must be refunded. The provisions of this Section shall survive the termination of this Guaranty and any satisfaction and discharge of Borrower by virtue of any payment, court order or any federal or state law.

      Section 18. Waiver. Neither this Guaranty nor any term hereof may be changed, waived, discharged or terminated except by an instrument in writing signed by Lender and Guarantor expressly referring to this Guaranty and to the provisions so changed or limited. No such waiver shall extend to or affect any obligation not expressly waived or impair any right consequent thereon. No course of dealing or delay or omission on the part of Lender in exercising any right under this Guaranty shall operate as a waiver thereof or otherwise by prejudice thereto.

      Section 19. Notices. All notices or other communications hereunder shall be sufficiently given and shall be deemed given when sent in the manner prescribed by the Loan Agreement addressed to the parties as follows:

      As to the Guarantor:    AIMCO
                        Stanford Place 3
                          4582 South Ulster St. Parkway
                        Suite 1100
                        Denver, Colorado  80237
                        Attn:  Senior Vice President-Debt & Securities

      with a copy to:         Loeb & Loeb LLP
                        10100 Santa Monica Boulevard, Suite 2200
                          Los Angeles, California 90067
                           Attn: Susan Noonoo, Esquire

If to Lender or Fannie Mae:

      As provided in the Loan Agreement.

      Section 20. Assignability by Lender. Lender may, without notice to Guarantor, assign or transfer the Loans and the Loan Documents, in whole or in part. In such event, each and every immediate and successive assignee, transferee or holder of all or any part of the Loans and the Loan Documents shall have the right to enforce this Guaranty, by legal action or otherwise, as fully as if such assignee, transferee, or holder were by name specifically given such right and power in this Guaranty. Lender shall have an unimpaired right to enforce this Guaranty for its benefit as to so much of the Loans and the Loan Documents as Lender has not sold, assigned or transferred.

      Section 21. Guarantor Bound by Judgment Against Borrower. Guarantor shall be conclusively bound, in any jurisdiction, by the judgment in any action by Lender against Borrower in connection with the Loan Documents (wherever instituted) as if Guarantor were a party to such action even if not so joined as a party.

      Section 22. Governing Law. The provisions of Section 11.06 of the Loan Agreement (entitled Choice of Law; Consent to Jurisdiction; Waiver of Jury Trial) are hereby incorporated into this Agreement by this reference to the fullest extent as if the text of such Section were set forth in its entirety herein.

      Section 23. Invalid Provisions. If any provision of this Guaranty or the application thereof to Guarantor or any circumstance in any jurisdiction whose laws govern this Guaranty shall, to any extent, be invalid or unenforceable under any applicable statute, regulation or rule of law, then such provision shall be deemed inoperative to the extent of such invalidity or unenforceability and shall be deemed modified to conform to such statute, regulation or rule or law. The remainder of this Guaranty and the application of any such invalid or unenforceable provision to parties, jurisdictions or circumstances other than those to whom or to which it is held invalid or unenforceable, shall not be affected by such invalidity or unenforceability nor shall such invalidity or unenforceability affect the validity or enforceability of any other provision of this Guaranty.

      Section 24. General Provisions. This Guaranty shall be binding upon the respective successors and assigns of Guarantor, and shall inure to the benefit of Lender and its successors and assigns, including, without limitation, each successive holder of the Note. The descriptive headings of the Sections of the Guaranty have been inserted herein for convenience of reference only and shall not define or limit the provisions hereof.

      IN WITNESS WHEREOF, Guarantor has signed this Guaranty under seal as of the day and year first above written.


                [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK.]



                                    AIMCO PROPERTIES, L.P., a Delaware
                                       limited partnership

                                    By:   AIMCO-GP, Inc., a Delaware
                                          corporation, its general partner


                                          By: /s/Patti K. Fielding
                                             Patti K. Fielding
                                             Executive Vice President


STATE OF COLORADO, CITY/COUNTY OF DENVER ss:

      On this 31st day of October 2003, personally came before me, Cathleen M. O'Donnell, a Notary Public of the County of Denver State of Colorado Patti K. Fielding, who, being by me duly sworn, says that she is Executive Vice President of AIMCO-GP, Inc., a Delaware corporation, general partner of AIMCO Properties, L.P., a Delaware limited partnership, and that the foregoing instrument was duly executed by her for and on behalf of said partnership. And said partnership acknowledged said instrument to be the act and deed of said partnership.

      Witness my hand and official seal.

My Commission Expires: August 2, 2006

                                    /s/Cathleen M. O'Donnell
      ______                        Cathleen M. O'Donnell
      ______                        Notary

                                                                Exhibit 10UU(c)

Prepared by, and after recording return to:

Bernice H. Cilley, Esquire
Troutman Sanders LLP
P.O. Box 1122 Richmond, Virginia 23218-1122



                           MULTIFAMILY DEED OF TRUST,
                               ASSIGNMENT OF RENTS
                             AND SECURITY AGREEMENT

                                (NORTH CAROLINA)

                                TABLE OF CONTENTS

                                                                            PAGE

1.    DEFINITIONS............................................................1

2.    UNIFORM COMMERCIAL CODE SECURITY AGREEMENT.............................5

3.    ASSIGNMENT OF RENTS; APPOINTMENT OF RECEIVER; LENDER IN POSSESSION.....6

4.    ASSIGNMENT OF LEASES; LEASES AFFECTING THE MORTGAGED PROPERTY..........8

5.    PAYMENT OF INDEBTEDNESS; PERFORMANCE UNDER LOAN DOCUMENTS; PREPAYMENT
      PREMIUM................................................................9

6.    EXCULPATION............................................................9

7.    DEPOSITS FOR TAXES, INSURANCE AND OTHER CHARGES........................9

8.    COLLATERAL AGREEMENTS.................................................10

9.    APPLICATION OF PAYMENTS...............................................10

10.   COMPLIANCE WITH LAWS..................................................11

11.   USE OF PROPERTY.......................................................11

12.   PROTECTION OF LENDER'S SECURITY.......................................11

13.   INSPECTION............................................................11

14.   BOOKS AND RECORDS; FINANCIAL REPORTING................................11

15.   TAXES; OPERATING EXPENSES.............................................13

16.   LIENS; ENCUMBRANCES...................................................14

17.   PRESERVATION, MANAGEMENT AND MAINTENANCE OF MORTGAGED PROPERTY........14

18.   ENVIRONMENTAL HAZARDS.................................................14

19.   PROPERTY AND LIABILITY INSURANCE......................................19

20.   CONDEMNATION..........................................................20

21.   TRANSFERS OF THE MORTGAGED PROPERTY OR INTERESTS IN BORROWER..........21

22.   EVENTS OF DEFAULT.....................................................24

23.   REMEDIES CUMULATIVE...................................................24

24.   FORBEARANCE...........................................................24

25.   LOAN CHARGES..........................................................25

26.   WAIVER OF STATUTE OF LIMITATIONS......................................25

27.   WAIVER OF MARSHALLING.................................................25

28.   FURTHER ASSURANCES....................................................25

29.   ESTOPPEL CERTIFICATE..................................................26

30.   GOVERNING LAW; CONSENT TO JURISDICTION AND VENUE......................26

31.   NOTICE................................................................26

32.   SALE OF NOTE; CHANGE IN SERVICER......................................27

33.   SINGLE ASSET BORROWER.................................................27

34.   SUCCESSORS AND ASSIGNS BOUND..........................................27

35.   JOINT AND SEVERAL LIABILITY...........................................27

36.   RELATIONSHIP OF PARTIES; NO THIRD PARTY BENEFICIARY...................27

37.   SEVERABILITY; AMENDMENTS..............................................27

38.   CONSTRUCTION..........................................................27

39.   LOAN SERVICING........................................................28

40.   DISCLOSURE OF INFORMATION.............................................28

41.   NO CHANGE IN FACTS OR CIRCUMSTANCES...................................28

42.   SUBROGATION...........................................................28

43.   ACCELERATION; REMEDIES................................................28

44.   RELEASE...............................................................29

45.   SUBSTITUTE TRUSTEE....................................................29

46.   ENVIRONMENTAL INDEMNITY...............................................29

47.   WAIVER OF TRIAL BY JURY...............................................29

                                                             Lakeside Apartments

                           MULTIFAMILY DEED OF TRUST,
                             ASSIGNMENT OF RENTS AND
                               SECURITY AGREEMENT


      THIS MULTIFAMILY DEED OF TRUST, ASSIGNMENT OF RENTS AND SECURITY AGREEMENT (the "Instrument") is dated as of the 3rd day of November, 2003, among DAVIDSON INCOME REAL ESTATE, L.P., a limited partnership organized and existing under the laws of Delaware whose address is c/o AIMCO, Stanford Place 3, 4582 South Ulster Parkway, Suite 1100, Denver, Colorado 80237, as grantor ("Borrower"), to MARK S. SHIEMBOB and BERNICE H. CILLEY, as trustee ("Trustee"), for the benefit of GMAC COMMERCIAL MORTGAGE CORPORATION, a corporation organized and existing under the laws of California, whose address is 200 Witmer Road, P.O. Box 809, Horsham, Pennsylvania 19044, Attn: Servicing - Executive Vice President, as beneficiary ("Lender").

      Borrower, in consideration of the Indebtedness and the trust created by this Instrument, irrevocably grants, conveys and assigns to Trustee and Trustee's successors and assigns, in trust, with power of sale, the Mortgaged Property, including the Land located in Mecklenburg County, State of North Carolina and described in Exhibit A attached to this Instrument. To have and to hold the Mortgaged Property unto Trustee and Trustee's successors and assigns, forever.

      TO SECURE TO LENDER the repayment of the Indebtedness evidenced by Borrower's Multifamily Note payable to Lender dated as of the date of this Instrument, and maturing as set forth in the Loan Agreement between Borrower and Lender, but in no event later than October 1, 2012, in the principal amount of $2,875,000.00, and all renewals, extensions and modifications of the Indebtedness, and the performance of the covenants and agreements of Borrower contained in the Loan Documents.

      Borrower represents and warrants that Borrower is lawfully seized of the Mortgaged Property and has the right, power and authority to mortgage, grant, convey and assign the Mortgaged Property, and that the Mortgaged Property is unencumbered. Borrower covenants that Borrower will warrant and defend generally the title to the Mortgaged Property against all claims and demands, subject to any easements and restrictions listed in a schedule of exceptions to coverage in any title insurance policy issued to Lender contemporaneously with the execution and recordation of this Instrument and insuring Lender's interest in the Mortgaged Property.

Covenants.        Borrower and Lender covenant and agree as follows:

1. DEFINITIONS. The following terms, when used in this Instrument (including when used in the above recitals), shall have the following meanings:

(a)               "Borrower"  means  all  persons  or  entities   identified  as
                  "Borrower" in the first paragraph of this Instrument, together with their successors and assigns.

(b) "Collateral Agreement" means any separate agreement between Borrower and Lender for the purpose of establishing replacement reserves for the Mortgaged Property, establishing a fund to assure completion of repairs or improvements specified in that agreement, or assuring reduction of the outstanding principal balance of the Indebtedness if the occupancy of or income from the Mortgaged Property does not increase to a level specified in that agreement, or any other agreement or agreements between Borrower and Lender which provide for the establishment of any other fund, reserve or account.

(c) "Environmental Permit" means any permit, license, or other authorization issued under any Hazardous Materials Law with respect to any activities or businesses conducted on or in relation to the Mortgaged Property.

(d)               "Event of Default" means the occurrence of any event listed in
                  Section 22.

(e) "Fixtures" means all property which is so attached to the Land or the Improvements as to constitute a fixture under applicable law, including: machinery, equipment, engines, boilers, incinerators, installed building materials; systems and equipment for the purpose of supplying or distributing heating, cooling, electricity, gas, water, air, or light; antennas, cable, wiring and conduits used in connection with radio, television, security, fire prevention, or fire detection or otherwise used to carry electronic signals; telephone systems and equipment; elevators and related machinery and equipment; fire detection, prevention and extinguishing systems and apparatus; security and access control systems and apparatus; plumbing systems; water heaters, ranges, stoves, microwave ovens, refrigerators, dishwashers, garbage disposers, washers, dryers and other appliances; light fixtures, awnings, storm windows and storm doors; pictures, screens, blinds, shades, curtains and curtain rods; mirrors; cabinets, paneling, rugs and floor and wall coverings; fences, trees and plants; swimming pools; and exercise equipment.

(f) "Governmental Authority" means any board, commission, department or body of any municipal, county, state or federal governmental unit, or any subdivision of any of them, that has or acquires jurisdiction over the Mortgaged Property or the use, operation or improvement of the Mortgaged Property.

(g) "Hazardous Materials" means petroleum and petroleum products and compounds containing them, including gasoline, diesel fuel and oil; explosives; flammable materials; radioactive materials; polychlorinated biphenyls ("PCBs") and compounds containing them; lead and lead-based paint; asbestos or asbestos-containing materials in any form that is or could become friable; underground or above-ground storage tanks, whether empty or containing any substance; any substance the presence of which on the Mortgaged Property is prohibited by any federal, state or local authority; any substance that requires special handling; and any other material or substance now or in the future defined as a "hazardous substance," "hazardous material," "hazardous waste," "toxic substance," "toxic pollutant," "contaminant," or "pollutant" within the meaning of any Hazardous Materials Law.

(h) "Hazardous Materials Laws" means all federal, state, and local laws, ordinances and regulations and standards, rules, policies and other governmental requirements, administrative rulings and court judgments and decrees in effect now or in the future and including all amendments, that relate to Hazardous Materials and apply to Borrower or to the Mortgaged Property. Hazardous Materials Laws include, but are not limited to, the Comprehensive Environmental Response, Compensation and Liability Act, 42 U.S.C. Section 9601, et seq., the Resource Conservation and Recovery Act, 42 U.S.C.
                  Section 6901, et seq., the Toxic Substance Control Act, 15 U.S.C. Section 2601, et seq., the Clean Water Act, 33 U.S.C.
                  Section 1251, et seq., and the Hazardous Materials Transportation Act, 49 U.S.C. Section 5101, et seq., and their state analogs.

(i)               "Impositions" and "Imposition Deposits" are defined in Section
                  7(a).

(j) "Improvements" means the buildings, structures, improvements, and alterations now constructed or at any time in the future constructed or placed upon the Land, including any future replacements and additions.

(k) "Indebtedness" means the principal of, interest on, and all other amounts due at any time under, the Note, this Instrument or any other Loan Document, including prepayment premiums, late charges, default interest, and advances as provided in
                  Section 12 to protect the security of this Instrument.

(l)               [Intentionally omitted]

(m) "Key Principal" means the natural person(s) or entity identified as such at the foot of this Instrument, and any person or entity who becomes a Key Principal after the date of this Instrument and is identified as such in an amendment or supplement to this Instrument.

(n)               "Land" means the land described in Exhibit A.

(o) "Leases" means all present and future leases, subleases, licenses, concessions or grants or other possessory interests now or hereafter in force, whether oral or written, covering or affecting the Mortgaged Property, or any portion of the Mortgaged Property (including proprietary leases or occupancy agreements if Borrower is a cooperative housing corporation), and all modifications, extensions or renewals.

(p) "Lender" means the entity identified as "Lender" in the first paragraph of this Instrument and its successors and assigns, or any subsequent holder of the Note.

(q)               "Loan  Documents"   means  the  Note,  this  Instrument,   all
                  guaranties, all indemnity agreements, all Collateral Agreements, O&M Programs, and any other documents now or in the future executed by Borrower, Key Principal, any guarantor or any other person in connection with the loan evidenced by the Note, as such documents may be amended from time to time.

(r) "Loan Servicer" means the entity that from time to time is designated by Lender to collect payments and deposits and receive notices under the Note, this Instrument and any other Loan Document, and otherwise to service the loan evidenced by the Note for the benefit of Lender. Unless Borrower receives notice to the contrary, the Loan Servicer is the entity identified as "Lender" in the first paragraph of this Instrument.

(s) "Mortgaged Property" means all of Borrower's present and future right, title and interest in and to all of the following:

(1)               the Land;

(2)               the Improvements;

(3)               the Fixtures;

(4)               the Personalty;

(5)   all  current  and  future  rights,  including  air  rights,  development rights, zoning rights and other similar rights or interests, easements, tenements, rights-of-way, strips and gores of land, streets, alleys, roads, sewer rights, waters, watercourses, and appurtenances related to or benefitting the Land or the Improvements, or both, and all rights-of-way, streets, alleys and roads which may have been or may in the future be vacated;

(6) all proceeds paid or to be paid by any insurer of the Land, the Improvements, the Fixtures, the Personalty or any other part of the Mortgaged Property, whether or not Borrower obtained the insurance pursuant to Lender's requirement;

(7)   all awards,  payments and other  compensation  made or to be made by any municipal, state or federal authority with respect to the Land, the Improvements, the Fixtures, the Personalty or any other part of the Mortgaged Property, including any awards or settlements resulting from condemnation proceedings or the total or partial taking of the Land, the Improvements, the Fixtures, the Personalty or any other part of the Mortgaged Property under the power of eminent domain or otherwise and including any conveyance in lieu thereof;

(8) all contracts, options and other agreements for the sale of the Land, the Improvements, the Fixtures, the Personalty or any other part of the Mortgaged Property entered into by Borrower now or in the future, including cash or securities deposited to secure performance by parties of their obligations;

(9) all proceeds from the conversion, voluntary or involuntary, of any of the above into cash or liquidated claims, and the right to collect such proceeds;

(10)              all Rents and Leases;

(11) all earnings, royalties, accounts receivable, issues and profits from the Land, the Improvements or any other part of the Mortgaged Property, and all undisbursed proceeds of the loan secured by this Instrument and, if Borrower is a cooperative housing corporation, maintenance charges or assessments payable by shareholders or residents;

(12)              all Imposition Deposits;

(13) all refunds or rebates of Impositions by any municipal, state or federal authority or insurance company (other than refunds applicable to periods before the real property tax year in which this Instrument is dated);

(14) all tenant security deposits which have not been forfeited by any tenant under any Lease; and

(15) all names under or by which any of the above Mortgaged Property may be operated or known, and all trademarks, trade names, and goodwill relating to any of the Mortgaged Property.

(t) "Note" means the Multifamily Note described on page 1 of this Instrument, including the Acknowledgment and Agreement of Key Principal to Personal Liability for Exceptions to Non-Recourse Liability (if any), and all schedules, riders, allonges and addenda, as such Multifamily Note may be amended from time to time.

(u)               "O&M Program" is defined in Section 18(a).

(v) "Personalty" means all equipment, inventory, general intangibles which are used now or in the future in connection with the ownership, management or operation of the Land or the Improvements or are located on the Land or in the Improvements, including furniture, furnishings, machinery, building materials, appliances, goods, supplies, tools, books, records (whether in written or electronic form), computer equipment (hardware and software) and other tangible personal property (other than Fixtures) which are used now or in the future in connection with the ownership, management or operation of the Land or the Improvements or are located on the Land or in the Improvements, and any operating agreements relating to the Land or the Improvements, and any surveys, plans and specifications and contracts for architectural, engineering and construction services relating to the Land or the Improvements and all other intangible property and rights relating to the operation of, or used in connection with, the Land or the Improvements, including all governmental permits relating to any activities on the Land.

(w)               "Property Jurisdiction" is defined in Section 30(a).

(x) "Rents" means all rents (whether from residential or non-residential space), revenues and other income of the Land or the Improvements, including subsidy payments received from any sources (including, but not limited to payments under any Housing Assistance Payments Contract) parking fees, laundry and vending machine income and fees and charges for food, health care and other services provided at the Mortgaged Property, whether now due, past due, or to become due, and deposits forfeited by tenants.

(y) "Taxes" means all taxes, assessments, vault rentals and other charges, if any, general, special or otherwise, including all assessments for schools, public betterments and general or local improvements, which are levied, assessed or imposed by any public authority or quasi-public authority, and which, if not paid, will become a lien, on the Land or the Improvements.

(z) "Transfer" means (A) a sale, assignment, transfer or other disposition (whether voluntary, involuntary or by operation of law); (B) the granting, creating or attachment of a lien, encumbrance or security interest (whether voluntary, involuntary or by operation of law); (C) the issuance or other creation of an ownership interest in a legal entity, including a partnership interest, interest in a limited liability company or corporate stock; (D) the withdrawal, retirement, removal or involuntary resignation of a partner in a partnership or a member or manager in a limited liability company; or (E) the merger, dissolution, liquidation, or consolidation of a legal entity. "Transfer" does not include
                  (i) a conveyance of the Mortgaged Property at a judicial or non-judicial foreclosure sale under this Instrument or (ii) the Mortgaged Property becoming part of a bankruptcy estate by operation of law under the United States Bankruptcy Code. For purposes of defining the term "Transfer," the term
                  "partnership"  shall  mean a  general  partnership,  a limited partnership, a joint venture and a limited liability partnership, and the term "partner" shall mean a general partner, a limited partner and a joint venturer.

2. UNIFORM COMMERCIAL CODE SECURITY AGREEMENT. This Instrument is also a security agreement under the Uniform Commercial Code for any of the Mortgaged Property which, under applicable law, may be subject to a security interest under the Uniform Commercial Code, whether acquired now or in the future, and all products and cash and non-cash proceeds thereof (collectively, "UCC Collateral"), and Borrower hereby grants to Lender a security interest in the UCC Collateral. Borrower hereby authorizes Lender to file financing statements, continuation statements and financing statement amendments, in such form as Lender may require to perfect or continue the perfection of this security interest and Borrower agrees, if Lender so requests, to execute and deliver to Lender such financing statements, continuation statements and amendments. Borrower shall pay all filing costs and all costs and expenses of any record searches for financing statements that Lender may require. Without the prior written consent of Lender, Borrower shall not create or permit to exist any other lien or security interest in any of the UCC Collateral. If an Event of Default has occurred and is continuing, Lender shall have the remedies of a secured party under the Uniform Commercial Code, in addition to all remedies provided by this Instrument or existing under applicable law. In exercising any remedies, Lender may exercise its remedies against the UCC Collateral separately or together, and in any order, without in any way affecting the availability of Lender's other remedies. This Instrument constitutes a financing statement with respect to any part of the Mortgaged Property which is or may become a Fixture.

3.                ASSIGNMENT  OF  RENTS;  APPOINTMENT  OF  RECEIVER;  LENDER  IN
                  POSSESSION.

(a) As part of the consideration for the Indebtedness, Borrower absolutely and unconditionally assigns and transfers to Lender all Rents. It is the intention of Borrower to establish a present, absolute and irrevocable transfer and assignment to Lender of all Rents and to authorize and empower Lender to collect and receive all Rents without the necessity of further action on the part of Borrower. Promptly upon request by Lender, Borrower agrees to execute and deliver such further assignments as Lender may from time to time require. Borrower and Lender intend this assignment of Rents to be immediately effective and to constitute an absolute present assignment and not an assignment for additional security only. For purposes of giving effect to this absolute assignment of Rents, and for no other purpose, Rents shall not be deemed to be a part of the "Mortgaged Property," as that term is defined in Section 1(s). However, if this present, absolute and unconditional assignment of Rents is not enforceable by its terms under the laws of the Property Jurisdiction, then the Rents shall be included as a part of the Mortgaged Property and it is the intention of the Borrower that in this circumstance this Instrument create and perfect a lien on Rents in favor of Lender, which lien shall be effective as of the date of this Instrument.

(b) After the occurrence of an Event of Default, Borrower authorizes Lender to collect, sue for and compromise Rents and directs each tenant of the Mortgaged Property to pay all Rents to, or as directed by, Lender, and Borrower shall, upon Borrower's receipt of any Rents from any sources (including, but not limited to subsidy payments under any Housing Assistance Payments Contract), pay the total amount of such receipts to the Lender. However, until the occurrence of an Event of Default, Lender hereby grants to Borrower a revocable license to collect and receive all Rents, to hold all Rents in trust for the benefit of Lender and to apply all Rents to pay the installments of interest and principal then due and payable under the Note and the other amounts then due and payable under the other Loan Documents, including Imposition Deposits, and to pay the current costs and expenses of managing, operating and maintaining the Mortgaged Property, including utilities, Taxes and insurance premiums (to the extent not included in Imposition Deposits), tenant improvements and other capital expenditures. So long as no Event of Default has occurred and is continuing, the Rents remaining after application pursuant to the preceding sentence may be retained by Borrower free and clear of, and released from, Lender's rights with respect to Rents under this Instrument. From and after the occurrence of an Event of Default, and without the necessity of Lender entering upon and taking and maintaining control of the Mortgaged Property directly, or by a receiver, Borrower's license to collect Rents shall automatically terminate and Lender shall without notice be entitled to all Rents as they become due and payable, including Rents then due and unpaid. Borrower shall pay to Lender upon demand all Rents to which Lender is entitled. At any time on or after the date of Lender's demand for Rents, Lender may give, and Borrower hereby irrevocably authorizes Lender to give, notice to all tenants of the Mortgaged Property instructing them to pay all Rents to Lender, no tenant shall be obligated to inquire further as to the occurrence or continuance of an Event of Default, and no tenant shall be obligated to pay to Borrower any amounts which are actually paid to Lender in response to such a notice. Any such notice by Lender shall be delivered to each tenant personally, by mail or by delivering such demand to each rental unit. Borrower shall not interfere with and shall cooperate with Lender's collection of such Rents.

(c) Borrower represents and warrants to Lender that Borrower has not executed any prior assignment of Rents (other than an assignment of Rents securing indebtedness that will be paid off and discharged with the proceeds of the loan evidenced by the Note), that Borrower has not performed, and Borrower covenants and agrees that it will not perform, any acts and has not executed, and shall not execute, any instrument which would prevent Lender from exercising its rights under this
                  Section 3, and that at the time of execution of this Instrument there has been no anticipation or prepayment of any Rents for more than two months prior to the due dates of such Rents. Borrower shall not collect or accept payment of any Rents more than two months prior to the due dates of such Rents.

(d) If an Event of Default has occurred and is continuing, Lender may, regardless of the adequacy of Lender's security or the solvency of Borrower and even in the absence of waste, enter upon and take and maintain full control of the Mortgaged Property in order to perform all acts that Lender in its discretion determines to be necessary or desirable for the operation and maintenance of the Mortgaged Property, including the execution, cancellation or modification of Leases, the collection of all Rents, the making of repairs to the Mortgaged Property and the execution or termination of contracts providing for the management, operation or maintenance of the Mortgaged Property, for the purposes of enforcing the assignment of Rents pursuant to Section 3(a), protecting the Mortgaged Property or the security of this Instrument, or for such other purposes as Lender in its discretion may deem necessary or desirable. Alternatively, if an Event of Default has occurred and is continuing, regardless of the adequacy of Lender's security, without regard to Borrower's solvency and without the necessity of giving prior notice (oral or written) to Borrower, Lender may apply to any court having jurisdiction for the appointment of a receiver for the Mortgaged Property to take any or all of the actions set forth in the preceding sentence. If Lender elects to seek the appointment of a receiver for the Mortgaged Property at any time after an Event of Default has occurred and is continuing, Borrower, by its execution of this Instrument, expressly consents to the appointment of such receiver, including the appointment of a receiver ex parte if permitted by applicable law. Lender or the receiver, as the case may be, shall be entitled to receive a reasonable fee for managing the Mortgaged Property. Immediately upon appointment of a receiver or immediately upon the Lender's entering upon and taking possession and control of the Mortgaged Property, Borrower shall surrender possession of the Mortgaged Property to Lender or the receiver, as the case may be, and shall deliver to Lender or the receiver, as the case may be, all documents, records (including records on electronic or magnetic media), accounts, surveys, plans, and specifications relating to the
                  Mortgaged Property and all security deposits and prepaid Rents. In the event Lender takes possession and control of the Mortgaged Property, Lender may exclude Borrower and its representatives from the Mortgaged Property. Borrower acknowledges and agrees that the exercise by Lender of any of the rights conferred under this Section 3 shall not be construed to make Lender a mortgagee-in-possession of the Mortgaged Property so long as Lender has not itself entered into actual possession of the Land and Improvements.

(e) If Lender enters the Mortgaged Property, Lender shall be liable to account only to Borrower and only for those Rents actually received. Lender shall not be liable to Borrower, anyone claiming under or through Borrower or anyone having an interest in the Mortgaged Property, by reason of any act or omission of Lender under this Section 3, and Borrower hereby releases and discharges Lender from any such liability to the fullest extent permitted by law.

(f) If the Rents are not sufficient to meet the costs of taking control of and managing the Mortgaged Property and collecting the Rents, any funds expended by Lender for such purposes shall become an additional part of the Indebtedness as provided in Section 12.

(g) Any entering upon and taking of control of the Mortgaged Property by Lender or the receiver, as the case may be, and any application of Rents as provided in this Instrument shall not cure or waive any Event of Default or invalidate any other right or remedy of Lender under applicable law or provided for in this Instrument.

4.                ASSIGNMENT OF LEASES; LEASES AFFECTING THE MORTGAGED PROPERTY.

(a) As part of the consideration for the Indebtedness, Borrower absolutely and unconditionally assigns and transfers to Lender all of Borrower's right, title and interest in, to and under the Leases, including Borrower's right, power and authority to modify the terms of any such Lease, or extend or terminate any such Lease. It is the intention of Borrower to establish a present, absolute and irrevocable transfer and assignment to Lender of all of Borrower's right, title and interest in, to and under the Leases. Borrower and Lender intend this assignment of the Leases to be immediately effective and to constitute an absolute present assignment and not an assignment for additional security only. For purposes of giving effect to this absolute assignment of the Leases, and for no other purpose, the Leases shall not be deemed to be a part of the "Mortgaged Property," as that term is defined in
                  Section 1(s). However, if this present, absolute and unconditional assignment of the Leases is not enforceable by its terms under the laws of the Property Jurisdiction, then the Leases shall be included as a part of the Mortgaged Property and it is the intention of the Borrower that in this circumstance this Instrument create and perfect a lien on the Leases in favor of Lender, which lien shall be effective as of the date of this Instrument.

(b) Until Lender gives notice to Borrower of Lender's exercise of its rights under this Section 4, Borrower shall have all rights, power and authority granted to Borrower under any Lease (except as otherwise limited by this Section or any other provision of this Instrument), including the right, power and authority to modify the terms of any Lease or extend or terminate any Lease. Upon the occurrence of an Event of Default, the permission given to Borrower pursuant to the preceding sentence to exercise all rights, power and authority under Leases shall automatically terminate. Borrower shall comply with and observe Borrower's obligations under all Leases, including Borrower's obligations pertaining to the maintenance and disposition of tenant security deposits.

(c) Borrower acknowledges and agrees that the exercise by Lender, either directly or by a receiver, of any of the rights conferred under this Section 4 shall not be construed to make Lender a mortgagee-in-possession of the Mortgaged Property so long as Lender has not itself entered into actual possession of the Land and the Improvements. The acceptance by Lender of the assignment of the Leases pursuant to Section 4(a) shall not at any time or in any event obligate Lender to take any action under this Instrument or to expend any money or to incur any expenses. Lender shall not be liable in any way for any injury or damage to person or property sustained by any person or persons, firm or corporation in or about the Mortgaged Property. Prior to Lender's actual entry into and taking possession of the Mortgaged Property, Lender shall not
                  (i) be obligated to perform any of the terms, covenants and conditions contained in any Lease (or otherwise have any obligation with respect to any Lease); (ii) be obligated to appear in or defend any action or proceeding relating to the Lease or the Mortgaged Property; or (iii) be responsible for the operation, control, care, management or repair of the Mortgaged Property or any portion of the Mortgaged Property. The execution of this Instrument by Borrower shall constitute conclusive evidence that all responsibility for the operation, control, care, management and repair of the Mortgaged Property is and shall be that of Borrower, prior to such actual entry and taking of possession.

(d) Upon delivery of notice by Lender to Borrower of Lender's exercise of Lender's rights under this Section 4 at any time after the occurrence of an Event of Default, and without the necessity of Lender entering upon and taking and maintaining control of the Mortgaged Property directly, by a receiver, or by any other manner or proceeding permitted by the laws of the Property Jurisdiction, Lender immediately shall have all rights, powers and authority granted to Borrower under any Lease, including the right, power and authority to modify the terms of any such Lease, or extend or terminate any such Lease.

(e) Borrower shall, promptly upon Lender's request, deliver to Lender an executed copy of each residential Lease then in effect. All Leases for residential dwelling units shall be on forms approved by Lender, shall be for initial terms of at least six months and not more than two years, and shall not include options to purchase. If customary in the applicable market, residential Leases with terms of less than six months may be permitted with Lender's prior written consent.

(f) Borrower shall not lease any portion of the Mortgaged Property for non-residential use except with the prior written consent of Lender and Lender's prior written approval of the Lease agreement. Borrower shall not modify the terms of, or extend or terminate, any Lease for non-residential use (including any Lease in existence on the date of this Instrument) without the prior written consent of Lender. Borrower shall, without request by Lender, deliver an executed copy of each non-residential Lease to Lender promptly after such Lease is signed. All non-residential Leases, including renewals or extensions of existing Leases, shall specifically provide that
                  (1) such Leases are subordinate to the lien of this Instrument (unless waived in writing by Lender); (2) the tenant shall attorn to Lender and any purchaser at a foreclosure sale, such attornment to be self-executing and effective upon acquisition of title to the Mortgaged Property by any purchaser at a foreclosure sale or by Lender in any manner; (3) the tenant agrees to execute such further evidences of attornment as Lender or any purchaser at a foreclosure sale may from time to time request; (4) the Lease shall not be terminated by foreclosure or any other transfer of the Mortgaged Property;
                  (5) after a foreclosure sale of the Mortgaged Property, Lender or any other purchaser at such foreclosure sale may, at Lender's or such purchaser's option, accept or terminate such Lease; and (6) the tenant shall, upon receipt after the occurrence of an Event of Default of a written request from Lender, pay all Rents payable under the Lease to Lender.

(g) Borrower shall not receive or accept Rent under any Lease (whether residential or non-residential) for more than two months in advance.

5.                PAYMENT OF  INDEBTEDNESS;  PERFORMANCE  UNDER LOAN  DOCUMENTS;
                  PREPAYMENT PREMIUM. Borrower shall pay the Indebtedness when due in accordance with the terms of the Note and the other Loan Documents and shall perform, observe and comply with all other provisions of the Note and the other Loan Documents. Borrower shall pay a prepayment premium in connection with certain prepayments of the Indebtedness, including a payment made after Lender's exercise of any right of acceleration of the Indebtedness, as provided in the Note.

6. EXCULPATION. Borrower's personal liability for payment of the Indebtedness and for performance of the other obligations to be performed by it under this Instrument is limited in the manner, and to the extent, provided in the Note.

7.                DEPOSITS FOR TAXES, INSURANCE AND OTHER CHARGES.

(a) Borrower shall deposit with Lender on the day monthly installments of principal or interest, or both, are due under the Note (or on another day designated in writing by Lender), until the Indebtedness is paid in full, an additional amount sufficient to accumulate with Lender the entire sum required to pay, when due (1) any water and sewer charges which, if not paid, may result in a lien on all or any part of the Mortgaged Property, (2) the premiums for fire and other hazard insurance, rent loss insurance and such other insurance as Lender may require under Section 19, (3) Taxes, and (4) amounts for other charges and expenses which Lender at any time reasonably deems necessary to protect the Mortgaged Property, to prevent the imposition of liens on the Mortgaged Property, or otherwise to protect Lender's interests, all as reasonably estimated from time to time by Lender. The amounts deposited under the preceding sentence are collectively referred to in this Instrument as the "Imposition Deposits". The obligations of Borrower for which the Imposition Deposits are required are collectively referred to in this Instrument as "Impositions". The amount of the Imposition Deposits shall be sufficient to enable Lender to pay each Imposition before the last date upon which such payment may be made without any penalty or interest charge being added. Lender shall maintain records indicating how much of the monthly Imposition Deposits and how much of the aggregate Imposition Deposits held by Lender are held for the purpose of paying Taxes, insurance premiums and each other obligation of Borrower for which Imposition Deposits are required. Any waiver by Lender of the requirement that Borrower remit Imposition Deposits to Lender may be revoked by Lender, in Lender's discretion, at any time upon notice to Borrower.

(b) Imposition Deposits shall be held in an institution (which may be Lender, if Lender is such an institution) whose deposits or accounts are insured or guaranteed by a federal agency. Lender shall not be obligated to open additional accounts or deposit Imposition Deposits in additional institutions when the amount of the Imposition Deposits exceeds the maximum amount of the federal deposit insurance or guaranty. Lender shall apply the Imposition Deposits to pay Impositions so long as no Event of Default has occurred and is continuing. Unless applicable law requires, Lender shall not be required to pay Borrower any interest, earnings or profits on the Imposition Deposits. Borrower hereby pledges and grants to Lender a security interest in the Imposition Deposits as additional security for all of Borrower's obligations under this Instrument and the other Loan Documents. Any amounts deposited with Lender under this Section 7 shall not be trust funds, nor shall they operate to reduce the Indebtedness, unless applied by Lender for that purpose under Section 7(e).

(c) If Lender receives a bill or invoice for an Imposition, Lender shall pay the Imposition from the Imposition Deposits held by Lender. Lender shall have no obligation to pay any Imposition to the extent it exceeds Imposition Deposits then held by Lender. Lender may pay an Imposition according to any bill, statement or estimate from the appropriate public office or insurance company without inquiring into the accuracy of the bill, statement or estimate or into the validity of the Imposition.

(d) If at any time the amount of the Imposition Deposits held by Lender for payment of a specific Imposition exceeds the amount reasonably deemed necessary by Lender, the excess shall be credited against future installments of Imposition Deposits. If at any time the amount of the Imposition Deposits held by
                  Lender for payment of a specific Imposition is less than the amount reasonably estimated by Lender to be necessary,
                  Borrower shall pay to Lender the amount of the deficiency within 15 days after notice from Lender.

(e) If an Event of Default has occurred and is continuing, Lender may apply any Imposition Deposits, in any amounts and in any order as Lender determines, in Lender's discretion, to pay any Impositions or as a credit against the Indebtedness. Upon payment in full of the Indebtedness, Lender shall refund to Borrower any Imposition Deposits held by Lender.

8. COLLATERAL AGREEMENTS. Borrower shall deposit with Lender such amounts as may be required by any Collateral Agreement and shall perform all other obligations of Borrower under each Collateral Agreement.

9. APPLICATION OF PAYMENTS. If at any time Lender receives, from Borrower or otherwise, any amount applicable to the Indebtedness which is less than all amounts due and payable at such time, then Lender may apply that payment to amounts then due and payable in any manner and in any order determined by Lender, in Lender's discretion. Neither Lender's acceptance of an amount which is less than all amounts then due and payable nor Lender's application of such payment in the manner authorized shall constitute or be deemed to constitute either a waiver of the unpaid amounts or an accord and satisfaction. Notwithstanding the application of any such amount to the Indebtedness, Borrower's obligations under this Instrument and the Note shall remain unchanged.

10. COMPLIANCE WITH LAWS. Borrower shall comply with all laws, ordinances, regulations and requirements of any Governmental Authority and all recorded lawful covenants and agreements relating to or affecting the Mortgaged Property, including all laws, ordinances, regulations, requirements and covenants pertaining to health and safety, construction of improvements on the Mortgaged Property, fair housing, zoning and land use, and Leases. Borrower also shall comply with all applicable laws that pertain to the maintenance and disposition of tenant security deposits. Borrower shall at all times maintain records sufficient to demonstrate compliance with the provisions of this Section 10. Borrower shall take appropriate measures to prevent, and shall not engage in or knowingly permit, any illegal activities at the Mortgaged Property that could endanger tenants or visitors, result in damage to the Mortgaged Property, result in forfeiture of the Mortgaged Property, or otherwise materially impair the lien created by this Instrument or Lender's interest in the Mortgaged Property. Borrower represents and warrants to Lender that no portion of the Mortgaged Property has been or will be purchased with the proceeds of any illegal activity.

11. USE OF PROPERTY. Unless required by applicable law, Borrower shall not (a) except for any change in use approved by Lender, allow changes in the use for which all or any part of the Mortgaged Property is being used at the time this Instrument was executed, (b) convert any individual dwelling units or common areas to commercial use, (c) initiate or acquiesce in a change in the zoning classification of the Mortgaged Property, or (d) establish any condominium or cooperative regime with respect to the Mortgaged Property.

12.               PROTECTION OF LENDER'S SECURITY.

(a) If Borrower fails to perform any of its obligations under this Instrument or any other Loan Document, or if any action or proceeding is commenced which purports to affect the Mortgaged Property, Lender's security or Lender's rights under this Instrument, including eminent domain, insolvency, code enforcement,  civil or  criminal  forfeiture,  enforcement  of
                  Hazardous   Materials   Laws,    fraudulent    conveyance   or
                  reorganizations or proceedings involving a bankrupt or decedent, then Lender at Lender's option may make such appearances, disburse such sums and take such actions as Lender reasonably deems necessary to perform such obligations of Borrower and to protect Lender's interest, including (1) payment of fees and out-of-pocket expenses of attorneys, accountants, inspectors and consultants, (2) entry upon the Mortgaged Property to make repairs or secure the Mortgaged Property, (3) procurement of the insurance required by Section 19, and (4) payment of amounts which Borrower has failed to pay under Sections 15 and 17.

(b) Any amounts disbursed by Lender under this Section 12, or under any other provision of this Instrument that treats such disbursement as being made under this Section 12, shall be added to, and become part of, the principal component of the Indebtedness, shall be immediately due and payable and shall bear interest from the date of disbursement until paid at the "Default Rate", as defined in the Note.

(c) Nothing in this Section 12 shall require Lender to incur any expense or take any action.

13. INSPECTION. Lender, its agents, representatives, and designees may make or cause to be made entries upon and inspections of the Mortgaged Property (including environmental inspections and tests) during normal business hours, or at any other reasonable time.

14.               BOOKS AND RECORDS; FINANCIAL REPORTING.

(a) Borrower shall keep and maintain at all times at the Mortgaged Property or the management agent's offices, and upon Lender's request shall make available at the Mortgaged Property, complete and accurate books of account and records (including copies of supporting bills and invoices) adequate to reflect correctly the operation of the Mortgaged Property, and copies of all written contracts, Leases, and other instruments which affect the Mortgaged Property. The books, records, contracts, Leases and other instruments shall be subject to examination and inspection at any reasonable time by Lender.

(b)               Borrower shall furnish to Lender all of the following:

(1)   within  120  days  after  the end of each  fiscal  year of  Borrower,  a statement of income and expenses for Borrower's operation of the Mortgaged Property for that fiscal year, a statement of changes in financial position of Borrower relating to the Mortgaged Property for that fiscal year and, when requested by Lender, a balance sheet showing all assets and liabilities of Borrower relating to the Mortgaged Property as of the end of that fiscal year;

(2)   within 120 days after the end of each  fiscal year of  Borrower,  and at any other time upon Lender's request, a rent schedule for the Mortgaged Property showing the name of each tenant, and for each tenant, the space occupied, the lease expiration date, the rent payable for the current month, the date through which rent has been paid, and any related information requested by Lender;

(3)   within 120 days after the end of each  fiscal year of  Borrower,  and at any other time upon Lender's request, an accounting of all security deposits held pursuant to all Leases, including the name of the institution (if any) and the names and identification numbers of the accounts (if any) in which such security deposits are held and the name of the person to contact at such financial institution, along with any authority or release necessary for Lender to access information regarding such accounts;

(4)   within 120 days after the end of each  fiscal year of  Borrower,  and at any other time upon Lender's request, a statement that identifies all owners of any interest in Borrower and the interest held by each, if Borrower is a corporation, all officers and directors of Borrower, and if Borrower is a limited liability company, all managers who are not members;

(5) upon Lender's request, a monthly property management report for the Mortgaged Property, showing the number of inquiries made and rental applications received from tenants or prospective tenants and deposits received from tenants and any other information requested by Lender;

(6) upon Lender's request, a balance sheet, a statement of income and expenses for Borrower and a statement of changes in financial position of Borrower for Borrower's most recent fiscal year; and

(7) if required by Lender, a statement of income and expense for the Mortgaged Property for the prior month or quarter.

(c)               Each of the  statements,  schedules  and  reports  required by
                  Section 14(b) shall be certified to be complete and accurate by an individual having authority to bind Borrower, and shall be in such form and contain such detail as Lender may
                  reasonably   require.   Lender  also  may  require   that  any
                  statements, schedules or reports be audited at Borrower's expense by independent certified public accountants acceptable to Lender.

(d) If Borrower fails to provide in a timely manner the statements, schedules and reports required by Section 14(b), Lender shall have the right to have Borrower's books and records audited, at Borrower's expense, by independent certified public accountants selected by Lender in order to obtain such statements, schedules and reports, and all related costs and expenses of Lender shall become immediately due and payable and shall become an additional part of the Indebtedness as provided in Section 12.

(e) If an Event of Default has occurred and is continuing, Borrower shall deliver to Lender upon written demand all books and records relating to the Mortgaged Property or its operation.

(f) Borrower authorizes Lender to obtain a credit report on Borrower at any time.

(g) If an Event of Default has occurred and Lender has not previously required Borrower to furnish a quarterly statement of income and expense for the Mortgaged Property, Lender may require Borrower to furnish such a statement within 45 days after the end of each fiscal quarter of Borrower following such Event of Default.

15.               TAXES; OPERATING EXPENSES.

(a) Subject to the provisions of Section 15(c) and Section 15(d), Borrower shall pay, or cause to be paid, all Taxes when due and before the addition of any interest, fine, penalty or cost for nonpayment.

(b) Subject to the provisions of Section 15(c), Borrower shall pay the expenses of operating, managing, maintaining and repairing the Mortgaged Property (including insurance premiums, utilities, repairs and replacements) before the last date upon which each such payment may be made without any penalty or interest charge being added.

(c) As long as no Event of Default exists and Borrower has timely delivered to Lender any bills or premium notices that it has received, Borrower shall not be obligated to pay Taxes, insurance premiums or any other individual Imposition to the extent that sufficient Imposition Deposits are held by Lender for the purpose of paying that specific Imposition. If an Event of Default exists, Lender may exercise any rights Lender may have with respect to Imposition Deposits without regard to whether Impositions are then due and payable. Lender shall
                  have  no   liability  to  Borrower  for  failing  to  pay  any
                  Impositions to the extent that any Event of Default has occurred and is continuing, insufficient Imposition Deposits are held by Lender at the time an Imposition becomes due and payable or Borrower has failed to provide Lender with bills and premium notices as provided above.

(d) Borrower, at its own expense, may contest by appropriate legal proceedings, conducted diligently and in good faith, the amount or validity of any Imposition other than insurance premiums, if (1) Borrower notifies Lender of the commencement or expected commencement of such proceedings, (2) the Mortgaged Property is not in danger of being sold or forfeited, (3) Borrower deposits with Lender reserves sufficient to pay the contested Imposition, if requested by Lender, and (4) Borrower furnishes whatever additional security is required in the proceedings or is reasonably requested by Lender, which may include the delivery to Lender of the reserves established by Borrower to pay the contested Imposition.

(e) Borrower shall promptly deliver to Lender a copy of all notices of, and invoices for, Impositions, and if Borrower pays any Imposition directly, Borrower shall promptly furnish to Lender receipts evidencing such payments.

16. LIENS; ENCUMBRANCES. Borrower acknowledges that, to the extent provided in Section 21, the grant, creation or existence of any mortgage, deed of trust, deed to secure debt, security interest or other lien or encumbrance (a "Lien") on the Mortgaged Property (other than the lien of this Instrument) or on certain ownership interests in Borrower, whether voluntary, involuntary or by operation of law, and whether or not such Lien has priority over the lien of this Instrument, is a "Transfer" which constitutes an Event of Default.

17.               PRESERVATION,   MANAGEMENT   AND   MAINTENANCE   OF  MORTGAGED
                  PROPERTY.

(a) Borrower (1) shall not commit waste or permit impairment or deterioration of the Mortgaged Property, (2) shall not abandon the Mortgaged Property, (3) shall restore or repair promptly, in a good and workmanlike manner, any damaged part of the Mortgaged Property to the equivalent of its original condition, or such other condition as Lender may approve in writing, whether or not insurance proceeds or condemnation awards are available to cover any costs of such restoration or repair, (4) shall keep the Mortgaged Property in good repair, including the replacement of Personalty and Fixtures with items of equal or better function and quality, (5) shall provide for professional management of the Mortgaged Property by a residential rental property manager satisfactory to Lender under a contract approved by Lender in writing, and (6) shall give notice to Lender of and, unless otherwise directed in writing by Lender, shall appear in and defend any action or proceeding purporting to affect the Mortgaged Property, Lender's security or Lender's rights under this Instrument. Borrower shall not (and shall not permit any tenant or other person to) remove, demolish or alter the Mortgaged Property or any part of the Mortgaged Property except in connection with the replacement of tangible Personalty.

(b) If, in connection with the making of the loan evidenced by the Note or at any later date, Lender waives in writing the requirement of Section 17(a)(5) above that Borrower enter into a written contract for management of the Mortgaged Property and if, after the date of this Instrument, Borrower intends to change the management of the Mortgaged Property, Lender shall have the right to approve such new property manager and the written contract for the management of the Mortgaged Property and require that Borrower and such new property manager enter into an Assignment of Management Agreement on a form approved by Lender. If required by Lender (whether before or after an Event of Default), Borrower will cause any Affiliate of Borrower to whom fees are payable for the management of the Mortgaged Property to enter into an agreement with Lender, in a form approved by Lender, providing for subordination of those fees and such other provisions as Lender may require. "Affiliate of Borrower" means any corporation, partnership, joint venture, limited liability company, limited liability partnership, trust or individual controlled by, under common control with, or which controls Borrower (the term "control" for these purposes shall mean the ability, whether by the ownership of shares or other equity interests, by contract or otherwise, to elect a majority of the directors of a corporation, to make management decisions on behalf of, or independently to select the managing partner of, a partnership, or otherwise to have the power independently to remove and then select a majority of those individuals exercising managerial authority over an entity, and control shall be conclusively presumed in the case of the ownership of 50% or more of the equity interests).

18.               ENVIRONMENTAL HAZARDS.

(a) Except for matters covered by a written program of operations and maintenance approved in writing by Lender (an "O&M Program") or matters described in Section 18(b), Borrower shall not cause or permit any of the following:

(1) the presence, use, generation, release, treatment, processing, storage (including storage in above ground and underground storage tanks), handling, or disposal of any Hazardous Materials on or under the Mortgaged Property or any other property of Borrower that is adjacent to the Mortgaged Property;

(2) the transportation of any Hazardous Materials to, from, or across the Mortgaged Property;

(3) any occurrence or condition on the Mortgaged Property or any other property of Borrower that is adjacent to the Mortgaged Property, which occurrence or condition is or may be in violation of Hazardous Materials Laws; or

(4) any violation of or noncompliance with the terms of any Environmental Permit with respect to the Mortgaged Property or any property of Borrower that is adjacent to the Mortgaged Property.

The matters described in clauses (1) through (4) above are referred to collectively in this Section 18 as "Prohibited Activities or Conditions".

(b)               Prohibited  Activities  and  Conditions  shall not include the safe and lawful use and storage of quantities of (1) pre-packaged supplies, cleaning materials and petroleum products customarily used in the operation and maintenance of comparable multifamily properties, (2) cleaning materials, personal grooming items and other items sold in pre-packaged containers for consumer use and used by tenants and occupants of residential dwelling units in the Mortgaged Property; and
                  (3) petroleum products used in the operation and maintenance of motor vehicles from time to time located on the Mortgaged Property's parking areas, so long as all of the foregoing are used, stored, handled, transported and disposed of in compliance with Hazardous Materials Laws.

(c) Borrower shall take all commercially reasonable actions (including the inclusion of appropriate provisions in any Leases executed after the date of this Instrument) to prevent its employees, agents, and contractors, and all tenants and other occupants from causing or permitting any Prohibited Activities or Conditions. Borrower shall not lease or allow the sublease or use of all or any portion of the Mortgaged Property to any tenant or subtenant for nonresidential use by any user that, in the ordinary course of its business, would cause or permit any Prohibited Activity or Condition.

(d) If an O&M Program has been established with respect to Hazardous Materials, Borrower shall comply in a timely manner with, and cause all employees, agents, and contractors of Borrower and any other persons present on the Mortgaged
                  Property to comply with the O&M Program. All costs of performance of Borrower's obligations under any O&M Program shall be paid by Borrower, and Lender's out-of-pocket costs incurred in connection with the monitoring and review of the O&M Program and Borrower's performance shall be paid by Borrower upon demand by Lender. Any such out-of-pocket costs of Lender which Borrower fails to pay promptly shall become an additional part of the Indebtedness as provided in Section 12.

(e) Borrower represents and warrants to Lender that, except as previously disclosed by Borrower to Lender in writing:

(1) Borrower has not at any time engaged in, caused or permitted any Prohibited Activities or Conditions;

(2) to the best of Borrower's knowledge after reasonable and diligent inquiry, no Prohibited Activities or Conditions exist or have existed;

(3)   except to the  extent  previously  disclosed  by  Borrower  to Lender in writing, the Mortgaged Property does not now contain any underground storage tanks, and, to the best of Borrower's knowledge after reasonable and diligent inquiry, the Mortgaged Property has not contained any underground storage tanks in the past. If there is an underground storage tank located on the Property which has been previously disclosed by Borrower to Lender in writing, that tank complies with all requirements of Hazardous Materials Laws;

(4)   Borrower has complied with all Hazardous  Materials Laws,  including all requirements for notification regarding releases of Hazardous Materials. Without limiting the generality of the foregoing, Borrower has obtained all Environmental Permits required for the operation of the Mortgaged Property in accordance with Hazardous Materials Laws now in effect and all such Environmental Permits are in full force and effect;

(5) no event has occurred with respect to the Mortgaged Property that constitutes, or with the passing of time or the giving of notice would constitute, noncompliance with the terms of any Environmental Permit;

(6) there are no actions, suits, claims or proceedings pending or, to the best of Borrower's knowledge after reasonable and diligent inquiry, threatened that involve the Mortgaged Property and allege, arise out of, or relate to any Prohibited Activity or Condition; and

(7)   Borrower has not received any complaint,  order,  notice of violation or other communication from any Governmental Authority with regard to air emissions, water discharges, noise emissions or Hazardous Materials, or any other environmental, health or safety matters affecting the Mortgaged Property or any other property of Borrower that is adjacent to the Mortgaged Property.

The representations and warranties in this Section 18 shall be continuing representations and warranties that shall be deemed to be made by Borrower throughout the term of the loan evidenced by the Note, until the Indebtedness has been paid in full.

(f) Borrower shall promptly notify Lender in writing upon the occurrence of any of the following events:

(1)               Borrower's discovery of any Prohibited Activity or Condition;

(2)   Borrower's  receipt of or knowledge of any complaint,  order,  notice of violation or other communication from any Governmental Authority or other person with regard to present or future alleged Prohibited Activities or Conditions or any other environmental, health or safety matters affecting the Mortgaged Property or any other property of Borrower that is adjacent to the Mortgaged Property; and

(3) any representation or warranty in this Section 18 becomes untrue after the date of this Agreement.

Any such notice given by Borrower shall not relieve Borrower of, or result in a waiver of, any obligation under this Instrument, the Note, or any other Loan Document.

(g) Borrower shall pay promptly the costs of any environmental inspections, tests or audits ("Environmental Inspections") required by Lender in connection with any foreclosure or deed in lieu of foreclosure, or as a condition of Lender's consent to any Transfer under Section 21, or required by Lender following a reasonable determination by Lender that Prohibited Activities or Conditions may exist. Any such costs incurred by Lender (including the fees and out-of-pocket costs of attorneys and technical consultants whether incurred in connection with any judicial or administrative process or otherwise) which Borrower fails to pay promptly shall become an additional part of the Indebtedness as provided in Section
                  12. The results of all Environmental Inspections made by Lender shall at all times remain the property of Lender and Lender shall have no obligation to disclose or otherwise make available to Borrower or any other party such results or any other information obtained by Lender in connection with its Environmental Inspections. Lender hereby reserves the right, and Borrower hereby expressly authorizes Lender, to make available to any party, including any prospective bidder at a foreclosure sale of the Mortgaged Property, the results of any Environmental Inspections made by Lender with respect to the Mortgaged Property. Borrower consents to Lender notifying any party (either as part of a notice of sale or otherwise) of the results of any of Lender's Environmental Inspections. Borrower acknowledges that Lender cannot control or otherwise assure the truthfulness or accuracy of the results of any of its Environmental Inspections and that the release of such results to prospective bidders at a foreclosure sale of the Mortgaged Property may have a material and adverse effect upon the amount which a party may bid at such sale. Borrower agrees that Lender shall have no liability whatsoever as a result of delivering the results of any of its Environmental Inspections to any third party, and Borrower hereby releases and forever discharges Lender from any and all claims, damages, or causes of action, arising out of, connected with or incidental to the results of, the delivery of any of Lender's Environmental Inspections.

(h) If any investigation, site monitoring, containment, clean-up, restoration or other remedial work ("Remedial Work") is necessary to comply with any Hazardous Materials Law or order of any Governmental Authority that has or acquires jurisdiction over the Mortgaged Property or the use, operation or improvement of the Mortgaged Property under any Hazardous Materials Law, Borrower shall, by the earlier of (1) the applicable deadline required by Hazardous Materials Law or (2) 30 days after notice from Lender demanding such action, begin performing the Remedial Work, and thereafter diligently prosecute it to completion, and shall in any event complete the work by the time required by applicable Hazardous Materials Law. If Borrower fails to begin on a timely basis or diligently prosecute any required Remedial Work, Lender may, at its option, cause the Remedial Work to be completed, in which case Borrower shall reimburse Lender on demand for the cost of doing so. Any reimbursement due from Borrower to Lender shall become part of the Indebtedness as provided in
                  Section 12.

(i) Borrower shall cooperate with any inquiry by any Governmental Authority and shall comply with any governmental or judicial order which arises from any alleged Prohibited Activity or Condition.

(j)               Borrower shall indemnify, hold harmless and defend (i) Lender,
                  (ii) any prior owner or holder of the Note, (iii) the Loan Servicer, (iv) any prior Loan Servicer, (v) the officers, directors, shareholders, partners, employees and trustees of any of the foregoing, and (vi) the heirs, legal representatives, successors and assigns of each of the foregoing (collectively, the "Indemnitees") from and against all proceedings, claims, damages, penalties and costs (whether initiated or sought by Governmental Authorities or private parties), including fees and out-of-pocket expenses of attorneys and expert witnesses, investigatory fees, and remediation costs, whether incurred in connection with any judicial or administrative process or otherwise, arising directly or indirectly from any of the following:

(1) any breach of any representation or warranty of Borrower in this Section 18;

(2) any failure by Borrower to perform any of its obligations under this Section 18;

(3) the existence or alleged existence of any Prohibited Activity or Condition;

(4) the presence or alleged presence of Hazardous Materials on or under the Mortgaged Property or any property of Borrower that is adjacent to the Mortgaged Property; and

(5)               the actual or alleged  violation  of any  Hazardous  Materials
                  Law.

(k) Counsel selected by Borrower to defend Indemnitees shall be subject to the approval of those Indemnitees. However, any Indemnitee may elect to defend any claim or legal or administrative proceeding at the Borrower's expense.

(l) Borrower shall not, without the prior written consent of those Indemnitees who are named as parties to a claim or legal or administrative proceeding (a "Claim"), settle or compromise the Claim if the settlement (1) results in the entry of any judgment that does not include as an unconditional term the delivery by the claimant or plaintiff to Lender of a written release of those Indemnitees, satisfactory in form and substance to Lender; or (2) may materially and adversely affect Lender, as determined by Lender in its discretion.

(m) Lender agrees that the indemnity under this Section 18 shall be limited to the assets of Borrower and Lender shall not seek to recover any deficiency from any natural persons who are general partners of Borrower.

(n) Borrower shall, at its own cost and expense, do all of the following:

(1) pay or satisfy any judgment or decree that may be entered against any Indemnitee or Indemnitees in any legal or administrative proceeding incident to any matters against which Indemnitees are entitled to be indemnified under this
                  Section 18;

(2) reimburse Indemnitees for any expenses paid or incurred in connection with any matters against which Indemnitees are entitled to be indemnified under this Section 18; and

(3) reimburse Indemnitees for any and all expenses, including fees and out-of-pocket expenses of attorneys and expert witnesses, paid or incurred in connection with the enforcement by Indemnitees of their rights under this Section 18, or in monitoring and participating in any legal or administrative proceeding.

(o) In any circumstances in which the indemnity under this Section 18 applies, Lender may employ its own legal counsel and consultants to prosecute, defend or negotiate any claim or legal or administrative proceeding and Lender, with the prior written consent of Borrower (which shall not be unreasonably withheld, delayed or conditioned), may settle or compromise any action or legal or administrative proceeding. Borrower shall reimburse Lender upon demand for all costs and expenses incurred by Lender, including all costs of settlements entered into in good faith, and the fees and out-of-pocket expenses of such attorneys and consultants.

(p) The provisions of this Section 18 shall be in addition to any and all other obligations and liabilities that Borrower may have under applicable law or under other Loan Documents, and each Indemnitee shall be entitled to indemnification under this Section 18 without regard to whether Lender or that Indemnitee has exercised any rights against the Mortgaged Property or any other security, pursued any rights against any guarantor, or pursued any other rights available under the Loan Documents or applicable law. If Borrower consists of more than one person or entity, the obligation of those persons or entities to indemnify the Indemnitees under this Section 18 shall be joint and several. The obligation of Borrower to indemnify the Indemnitees under this Section 18 shall survive any repayment or discharge of the Indebtedness, any foreclosure proceeding, any foreclosure sale, any delivery of any deed in lieu of foreclosure, and any release of record of the lien of this Instrument.

19.               PROPERTY AND LIABILITY INSURANCE.

(a) Borrower shall keep the Improvements insured at all times against such hazards as Lender may from time to time require, which insurance shall include but not be limited to coverage against loss by fire and allied perils, general boiler and machinery coverage, and business income coverage. Lender's insurance requirements may change from time to time throughout the term of the Indebtedness. If Lender so requires, such insurance shall also include sinkhole insurance, mine subsidence insurance, earthquake insurance, and, if the Mortgaged Property does not conform to applicable zoning or land use laws, building ordinance or law coverage. If any of the Improvements is located in an area identified by the Federal Emergency Management Agency (or any successor to that agency) as an area having special flood hazards, and if flood insurance is available in that area, Borrower shall insure such Improvements against loss by flood.

(b) All premiums on insurance policies required under Section 19(a) shall be paid in the manner provided in Section 7, unless Lender has designated in writing another method of payment. All such policies shall also be in a form approved by Lender. All policies of property damage insurance shall include a non-contributing, non-reporting mortgage clause in favor of, and in a form approved by, Lender. Lender shall have the right to hold the original policies or duplicate original policies of all insurance required by Section 19(a). Borrower shall promptly deliver to Lender a copy of all renewal and other notices received by Borrower with respect to the policies and all receipts for paid premiums. At least 30 days prior to the expiration date of a policy, Borrower shall deliver to Lender the original (or a duplicate original) of a renewal policy in form satisfactory to Lender.

(c) Borrower shall maintain at all times commercial general liability insurance, workers' compensation insurance and such other liability, errors and omissions and fidelity insurance coverages as Lender may from time to time require.

(d) All insurance policies and renewals of insurance policies required by this Section 19 shall be in such amounts and for such periods as Lender may from time to time require, and shall be issued by insurance companies satisfactory to Lender.

(e) Borrower shall comply with all insurance requirements and shall not permit any condition to exist on the Mortgaged Property that would invalidate any part of any insurance coverage that this Instrument requires Borrower to maintain.

(f) In the event of loss, Borrower shall give immediate written notice to the insurance carrier and to Lender. Borrower hereby authorizes and appoints Lender as attorney-in-fact for Borrower to make proof of loss, to adjust and compromise any claims under policies of property damage insurance, to appear in and prosecute any action arising from such property damage insurance policies, to collect and receive the proceeds of property damage insurance, and to deduct from such proceeds Lender's expenses incurred in the collection of such proceeds. This power of attorney is coupled with an interest and therefore is irrevocable. However, nothing contained in this
                  Section 19 shall require Lender to incur any expense or take any action. Lender may, at Lender's option, (1) hold the balance of such proceeds to be used to reimburse Borrower for the cost of restoring and repairing the Mortgaged Property to the equivalent of its original condition or to a condition approved by Lender (the "Restoration"), or (2) apply the balance of such proceeds to the payment of the Indebtedness, whether or not then due. To the extent Lender determines to apply insurance proceeds to Restoration, Lender shall do so in accordance with Lender's then-current policies relating to the restoration of casualty damage on similar multifamily properties.

(g) Lender shall not exercise its option to apply insurance proceeds to the payment of the Indebtedness if all of the following conditions are met: (1) no Event of Default (or any event which, with the giving of notice or the passage of time, or both, would constitute an Event of Default) has occurred and is continuing; (2) Lender determines, in its discretion, that there will be sufficient funds to complete the Restoration; (3) Lender determines, in its discretion, that the rental income from the Mortgaged Property after completion of the Restoration will be sufficient to meet all operating costs and other expenses, Imposition Deposits, deposits to reserves and loan repayment obligations relating to the Mortgaged Property; (4) Lender determines, in its discretion, that the Restoration will be completed before the earlier of
                  (A) one year before the maturity date of the Note or (B) one year after the date of the loss or casualty; and (5) upon Lender's request, Borrower provides Lender evidence of the availability during and after the Restoration of the insurance required to be maintained by Borrower pursuant to this Section 19.

(h) If the Mortgaged Property is sold at a foreclosure sale or Lender acquires title to the Mortgaged Property, Lender shall automatically succeed to all rights of Borrower in and to any insurance policies and unearned insurance premiums and in and to the proceeds resulting from any damage to the Mortgaged Property prior to such sale or acquisition.

20.               CONDEMNATION.

(a) Borrower shall promptly notify Lender of any action or proceeding relating to any condemnation or other taking, or conveyance in lieu thereof, of all or any part of the Mortgaged Property, whether direct or indirect (a "Condemnation"). Borrower shall appear in and prosecute or defend any action or proceeding relating to any Condemnation unless otherwise directed by Lender in writing. Borrower authorizes and appoints Lender as attorney-in-fact for Borrower to commence, appear in and prosecute, in Lender's or Borrower's name, any action or proceeding relating to any Condemnation and to settle or compromise any claim in connection with any Condemnation. This power of attorney is coupled with an interest and therefore is irrevocable. However, nothing contained in this Section 20 shall require Lender to incur any expense or take any action. Borrower hereby transfers and assigns to Lender all right, title and interest of Borrower in and to any award or payment with respect to (i) any Condemnation, or any conveyance in lieu of Condemnation, and (ii) any damage to the Mortgaged Property caused by governmental action that does not result in a Condemnation.

(b) Lender may apply such awards or proceeds, after the deduction of Lender's expenses incurred in the collection of such amounts, at Lender's option, to the restoration or repair of the Mortgaged Property or to the payment of the Indebtedness, with the balance, if any, to Borrower. Unless Lender otherwise agrees in writing, any application of any awards or proceeds to the Indebtedness shall not extend or postpone the due date of any monthly installments referred to in the Note, Section 7 of this Instrument or any Collateral Agreement, or change the amount of such installments. Borrower agrees to execute such further evidence of assignment of any awards or proceeds as Lender may require.

21.               TRANSFERS OF THE MORTGAGED PROPERTY OR INTERESTS IN BORROWER.

(a) The occurrence of any of the following events shall constitute an Event of Default under this Instrument:

(1) a Transfer of all or any part of the Mortgaged Property or any interest in the Mortgaged Property;

(2)               a Transfer of a Controlling Interest in Borrower;

(3) a Transfer of a Controlling Interest in any entity which owns, directly or indirectly through one or more intermediate entities, a Controlling Interest in Borrower;

(4) a Transfer of all or any part of Key Principal's ownership interests (other than limited partnership interests) in
                  Borrower, or in any other entity which owns, directly or indirectly through one or more intermediate entities, an ownership interest in Borrower;

(5) if Key Principal is an entity, (A) a Transfer of a Controlling Interest in Key Principal, or (B) a Transfer of a Controlling Interest in any entity which owns, directly or indirectly through one or more intermediate entities, a Controlling Interest in Key Principal;

(6) if Borrower or Key Principal is a trust, the termination or revocation of such trust; and

(7) a conversion of Borrower from one type of legal entity into another type of legal entity, whether or not there is a Transfer.

      Lender shall not be required to demonstrate any actual impairment of its security or any increased risk of default in order to exercise any of its remedies with respect to an Event of Default under this Section 21.

(b) The occurrence of any of the following events shall not constitute an Event of Default under this Instrument, notwithstanding any provision of Section 21(a) to the contrary:

(1)               a Transfer to which Lender has consented;

(2) a Transfer that occurs by devise, descent, or by operation of law upon the death of a natural person;

(3) the grant of a leasehold interest in an individual dwelling unit for a term of two years or less not containing an option to purchase;

(4) a Transfer of obsolete or worn out Personalty or Fixtures that are contemporaneously replaced by items of equal or better function and quality, which are free of liens, encumbrances and security interests other than those created by the Loan Documents or consented to by Lender;

(5) the grant of an easement, if before the grant Lender determines that the easement will not materially affect the operation or value of the Mortgaged Property or Lender's interest in the Mortgaged Property, and Borrower pays to Lender, upon demand, all costs and expenses incurred by Lender in connection with reviewing Borrower's request; and

(6) the creation of a tax lien or a mechanic's, materialman's or judgment lien against the Mortgaged Property which is bonded off, released of record or otherwise remedied to Lender's satisfaction within 30 days of the date of creation.

(c) Lender shall consent, without any adjustment to the rate at which the Indebtedness secured by this Instrument bears interest or to any other economic terms of the Indebtedness, to a Transfer that would otherwise violate this Section 21 if, prior to the Transfer, Borrower has satisfied each of the following requirements:

(1) the submission to Lender of all information required by Lender to make the determination required by this Section 21(c);

(2)               the absence of any Event of Default;

(3)   the  transferee  meets all of the  eligibility,  credit,  management and other standards (including any standards with respect to previous relationships between Lender and the transferee and the organization of the transferee) customarily applied by Lender at the time of the proposed Transfer to the approval of borrowers in connection with the origination or purchase of similar mortgages, deeds of trust or deeds to secure debt on multifamily properties;

(4) the Mortgaged Property, at the time of the proposed Transfer, meets all standards as to its physical condition that are customarily applied by Lender at the time of the proposed Transfer to the approval of properties in connection with the origination or purchase of similar mortgages on multifamily properties;

(5)   in the case of a Transfer of all or any part of the Mortgaged  Property, or direct or indirect ownership interests in Borrower or Key Principal (if an entity), if transferor or any other person has obligations under any Loan Document, the execution by the transferee or one or more individuals or entities acceptable to Lender of an assumption agreement (including, if applicable, an Acknowledgement and Agreement of Key Principal to Personal Liability for Exceptions to Non-Recourse Liability) that is acceptable to Lender and that, among other things, requires the transferee to perform all obligations of transferor or such person set forth in such Loan Document, and may require that the transferee comply with any provisions of this Instrument or any other Loan Document which previously may have been waived by Lender;

(6) if a guaranty has been executed and delivered in connection with the Note, this Instrument or any of the other Loan Documents, the Borrower causes one or more individuals or entities acceptable to Lender to execute and deliver to Lender a guaranty in a form acceptable to Lender; and

(7)               Lender's receipt of all of the following:

(A)               a  non-refundable  review  fee in the  amount of $3,000  and a
                  transfer   fee   equal  to  1  percent   of  the   outstanding
                  Indebtedness immediately prior to the Transfer.

(B) In addition, Borrower shall be required to reimburse Lender for all of Lender's out-of-pocket costs (including reasonable attorneys' fees) incurred in reviewing the Transfer request, to the extent such expenses exceed $3,000.

(d) For purposes of this Section, the following terms shall have the meanings set forth below:

(1) "Initial Owners" means, with respect to Borrower or any other entity, the persons or entities who on the date of the Note own in the aggregate 100% of the ownership interests in Borrower or that entity.

(2) A Transfer of a "Controlling Interest" shall mean, with respect to any entity, the following:

(i) if such entity is a general partnership or a joint venture, a Transfer of any general partnership interest or joint venture interest which would cause the Initial Owners to own less than 51% of all general partnership or joint venture interests in such entity;

(ii) if such entity is a limited partnership, a Transfer of any general partnership interest;

(iii) if such entity is a limited liability company or a limited liability partnership, a Transfer of any membership or other ownership interest which would cause the Initial Owners to own less than 51% of all membership or other ownership interests in such entity;

(iv) if such entity is a corporation (other than a Publicly-Held Corporation) with only one class of voting stock, a Transfer of any voting stock which would cause the Initial Owners to own less than 51% of voting stock in such corporation;

(v) if such entity is a corporation (other than a Publicly-Held Corporation) with more than one class of voting stock, a Transfer of any voting stock which would cause the Initial Owners to own less than a sufficient number of shares of voting stock having the power to elect the majority of directors of such corporation; and

(vi) if such entity is a trust, the removal, appointment or substitution of a trustee of such trust other than (A) in the case of a land trust, or (B) if the trustee of such trust after such removal, appointment or substitution is a trustee identified in the trust agreement approved by Lender.

(3) "Publicly-Held Corporation" shall mean a corporation the outstanding voting stock of which is registered under Section 12(b) or 12(g) of the Securities and Exchange Act of 1934, as amended.

22. EVENTS OF DEFAULT. The occurrence of any one or more of the following shall constitute an Event of Default under this
                  Instrument:

(a) any failure by Borrower to pay or deposit when due any amount required by the Note, this Instrument or any other Loan Document;

(b) any failure by Borrower to maintain the insurance coverage required by Section 19;

(c)               any  failure by  Borrower  to comply  with the  provisions  of
                  Section 33;

(d) fraud or material misrepresentation or material omission by Borrower, or any of its officers, directors, trustees, general partners or managers, Key Principal or any guarantor in connection with (A) the application for or creation of the Indebtedness, (B) any financial statement, rent roll, or other report or information provided to Lender during the term of the Indebtedness, or (C) any request for Lender's consent to any proposed action, including a request for disbursement of funds under any Collateral Agreement;

(e)               any Event of Default under Section 21;

(f) the commencement of a forfeiture action or proceeding, whether civil or criminal, which, in Lender's reasonable judgment, could result in a forfeiture of the Mortgaged Property or otherwise materially impair the lien created by this Instrument or Lender's interest in the Mortgaged Property;

(g) any failure by Borrower to perform any of its obligations under this Instrument (other than those specified in Sections 22(a) through (f)), as and when required, which continues for a period of 30 days after notice of such failure by Lender to Borrower, but no such notice or grace period shall apply in the case of any such failure which could, in Lender's judgment, absent immediate exercise by Lender of a right or remedy under this Instrument, result in harm to Lender, impairment of the Note or this Instrument or any other security given under any other Loan Document;

(h) any failure by Borrower to perform any of its obligations as and when required under any Loan Document other than this Instrument which continues beyond the applicable cure period, if any, specified in that Loan Document; and

(i) any exercise by the holder of any other debt instrument secured by a mortgage, deed of trust or deed to secure debt on the Mortgaged Property of a right to declare all amounts due under that debt instrument immediately due and payable.

23. REMEDIES CUMULATIVE. Each right and remedy provided in this Instrument is distinct from all other rights or remedies under this Instrument or any other Loan Document or afforded by applicable law, and each shall be cumulative and may be exercised concurrently, independently, or successively, in any order.

24.               FORBEARANCE.

(a) Lender may (but shall not be obligated to) agree with Borrower, from time to time, and without giving notice to, or obtaining the consent of, or having any effect upon the obligations of, any guarantor or other third party obligor, to take any of the following actions: extend the time for payment of all or any part of the Indebtedness; reduce the payments due under this Instrument, the Note, or any other Loan Document; release anyone liable for the payment of any amounts under this Instrument, the Note, or any other Loan Document; accept a renewal of the Note; modify the terms and time of payment of the Indebtedness; join in any extension or subordination agreement; release any Mortgaged Property; take or release other or additional security; modify the rate of interest or period of amortization of the Note or change the amount of the monthly installments payable under the Note; and otherwise modify this Instrument, the Note, or any other Loan Document.

(b) Any forbearance by Lender in exercising any right or remedy under the Note, this Instrument, or any other Loan Document or otherwise afforded by applicable law, shall not be a waiver of or preclude the exercise of any other right or remedy. The acceptance by Lender of payment of all or any part of the Indebtedness after the due date of such payment, or in an amount which is less than the required payment, shall not be a waiver of Lender's right to require prompt payment when due of all other payments on account of the Indebtedness or to exercise any remedies for any failure to make prompt payment. Enforcement by Lender of any security for the Indebtedness shall not constitute an election by Lender of remedies so as to preclude the exercise of any other right available to Lender. Lender's receipt of any awards or proceeds under Sections 19 and 20 shall not operate to cure or waive any Event of Default.

25. LOAN CHARGES. If any applicable law limiting the amount of interest or other charges permitted to be collected from Borrower is interpreted so that any charge provided for in any Loan Document, whether considered separately or together with other charges levied in connection with any other Loan Document, violates that law, and Borrower is entitled to the benefit of that law, that charge is hereby reduced to the extent necessary to eliminate that violation. The amounts, if any, previously paid to Lender in excess of the permitted amounts shall be applied by Lender to reduce the principal of the Indebtedness. For the purpose of determining whether any applicable law limiting the amount of interest or other charges permitted to be collected from Borrower has been violated, all Indebtedness which constitutes interest, as well as all other charges levied in connection with the Indebtedness which constitute interest, shall be deemed to be allocated and spread over the stated term of the Note. Unless otherwise required by applicable law, such allocation and spreading shall be effected in such a manner that the rate of interest so computed is uniform throughout the stated term of the Note.

26. WAIVER OF STATUTE OF LIMITATIONS. Borrower hereby waives the right to assert any statute of limitations as a bar to the enforcement of the lien of this Instrument or to any action brought to enforce any Loan Document.

27. WAIVER OF MARSHALLING. Notwithstanding the existence of any other security interests in the Mortgaged Property held by Lender or by any other party, Lender shall have the right to determine the order in which any or all of the Mortgaged Property shall be subjected to the remedies provided in this Instrument, the Note, any other Loan Document or applicable law. Lender shall have the right to determine the order in which any or all portions of the Indebtedness are satisfied from the proceeds realized upon the exercise of such remedies. Borrower and any party who now or in the future acquires a security interest in the Mortgaged Property and who has actual or constructive notice of this Instrument waives any and all right to require the marshalling of assets or to require that any of the Mortgaged Property be sold in the inverse order of alienation or that any of the Mortgaged Property be sold in parcels or as an entirety in connection with the exercise of any of the remedies permitted by applicable law or provided in this Instrument.

28. FURTHER ASSURANCES. Borrower shall execute, acknowledge, and deliver, at its sole cost and expense, all further acts, deeds, conveyances, assignments, estoppel certificates, financing statements, transfers and assurances as Lender may require from time to time in order to better assure, grant, and convey to Lender the rights intended to be granted, now or in the future, to Lender under this Instrument and the Loan Documents.

29. ESTOPPEL CERTIFICATE. Within 10 days after a request from Lender, Borrower shall deliver to Lender a written statement, signed and acknowledged by Borrower, certifying to Lender or any person designated by Lender, as of the date of such statement, (i) that the Loan Documents are unmodified and in full force and effect (or, if there have been modifications, that the Loan Documents are in full force and effect as modified and setting forth such modifications); (ii) the unpaid principal balance of the Note; (iii) the date to which interest under the Note has been paid; (iv) that Borrower is not in default in paying the Indebtedness or in performing or observing any of the covenants or agreements contained in this Instrument or any of the other Loan Documents (or, if the Borrower is in default, describing such default in reasonable detail); (v) whether or not there are then existing any setoffs or defenses known to Borrower against the enforcement of any right or remedy of Lender under the Loan Documents; and
                  (vi) any additional facts requested by Lender.

30.               GOVERNING LAW; CONSENT TO JURISDICTION AND VENUE.

(a) This Instrument, and any Loan Document which does not itself expressly identify the law that is to apply to it, shall be governed by the laws of the jurisdiction in which the Land is located (the "Property Jurisdiction").

(b) Borrower agrees that any controversy arising under or in relation to the Note, this Instrument, or any other Loan Document shall be litigated exclusively in the Property Jurisdiction. The state and federal courts and authorities with jurisdiction in the Property Jurisdiction shall have exclusive jurisdiction over all controversies which shall arise under or in relation to the Note, any security for the Indebtedness, or any other Loan Document. Borrower irrevocably consents to service, jurisdiction, and venue of such courts for any such litigation and waives any other venue to which it might be entitled by virtue of domicile, habitual residence or otherwise.

31.               NOTICE.

(a) All notices, demands and other communications ("notice") under or concerning this Instrument shall be in writing. Each notice shall be addressed to the intended recipient at its address set forth in this Instrument, and shall be deemed given on the earliest to occur of (1) the date when the notice is received by the addressee; (2) the first Business Day after the notice is delivered to a recognized overnight courier service, with arrangements made for payment of charges for next Business Day delivery; or (3) the third Business Day after the notice is deposited in the United States mail with postage prepaid, certified mail, return receipt requested. As used in this
                  Section 31, the term "Business Day" means any day other than a Saturday, a Sunday or any other day on which Lender is not open for business.

(b) Any party to this Instrument may change the address to which notices intended for it are to be directed by means of notice given to the other party in accordance with this Section 31. Each party agrees that it will not refuse or reject delivery of any notice given in accordance with this Section 31, that it will acknowledge, in writing, the receipt of any notice upon request by the other party and that any notice rejected or refused by it shall be deemed for purposes of this Section 31 to have been received by the rejecting party on the date so refused or rejected, as conclusively established by the records of the U.S. Postal Service or the courier service.

(c) Any notice under the Note and any other Loan Document which does not specify how notices are to be given shall be given in accordance with this Section 31.

32. SALE OF NOTE; CHANGE IN SERVICER. The Note or a partial interest in the Note (together with this Instrument and the other Loan Documents) may be sold one or more times without prior notice to Borrower. A sale may result in a change of the Loan Servicer. There also may be one or more changes of the Loan Servicer unrelated to a sale of the Note. If there is a change of the Loan Servicer, Borrower will be given notice of the change.

33. SINGLE ASSET BORROWER. Until the Indebtedness is paid in full, Borrower (a) shall not acquire any real or personal property other than the Mortgaged Property and personal property related to the operation and maintenance of the Mortgaged Property; (b) shall not operate any business other than the management and operation of the Mortgaged Property; and (c) shall not maintain its assets in a way difficult to segregate and identify.

34. SUCCESSORS AND ASSIGNS BOUND. This Instrument shall bind, and the rights granted by this Instrument shall inure to, the respective successors and assigns of Lender and Borrower. However, a Transfer not permitted by Section 21 shall be an Event of Default.

35. JOINT AND SEVERAL LIABILITY. If more than one person or entity signs this Instrument as Borrower, the obligations of such persons and entities shall be joint and several.

36.               RELATIONSHIP OF PARTIES; NO THIRD PARTY BENEFICIARY.

(a) The relationship between Lender and Borrower shall be solely that of creditor and debtor, respectively, and nothing contained in this Instrument shall create any other relationship between Lender and Borrower.

(b) No creditor of any party to this Instrument and no other person shall be a third party beneficiary of this Instrument or any other Loan Document. Without limiting the generality of the preceding sentence, (1) any arrangement (a "Servicing Arrangement") between the Lender and any Loan Servicer for loss sharing or interim advancement of funds shall constitute a contractual obligation of such Loan Servicer that is independent of the obligation of Borrower for the payment of the Indebtedness, (2) Borrower shall not be a third party beneficiary of any Servicing Arrangement, and (3) no payment by the Loan Servicer under any Servicing Arrangement will reduce the amount of the Indebtedness.

37. SEVERABILITY; AMENDMENTS. The invalidity or unenforceability of any provision of this Instrument shall not affect the validity or enforceability of any other provision, and all other provisions shall remain in full force and effect. This Instrument contains the entire agreement among the parties as to the rights granted and the obligations assumed in this Instrument. This Instrument may not be amended or modified except by a writing signed by the party against whom enforcement is sought.

38. CONSTRUCTION. The captions and headings of the sections of this Instrument are for convenience only and shall be disregarded in construing this Instrument. Any reference in this Instrument to an "Exhibit" or a "Section" shall, unless otherwise explicitly provided, be construed as referring, respectively, to an Exhibit attached to this Instrument or to a Section of this Instrument. All Exhibits attached to or referred to in this Instrument are incorporated by reference into this Instrument. Any reference in this Instrument to a statute or regulation shall be construed as referring to that statute or regulation as amended from time to time. Use of the singular in this Agreement includes the plural and use of the plural includes the singular. As used in this Instrument, the term "including" means "including, but not limited to."

39. LOAN SERVICING. All actions regarding the servicing of the loan evidenced by the Note, including the collection of payments, the giving and receipt of notice, inspections of the Property, inspections of books and records, and the granting of consents and approvals, may be taken by the Loan Servicer unless Borrower receives notice to the contrary. If Borrower receives conflicting notices regarding the identity of the Loan Servicer or any other subject, any such notice from Lender shall govern.

40. DISCLOSURE OF INFORMATION. Lender may furnish information regarding Borrower or the Mortgaged Property to third parties with an existing or prospective interest in the servicing, enforcement, evaluation, performance, purchase or securitization of the Indebtedness, including trustees, master servicers, special servicers, rating agencies, and organizations maintaining databases on the underwriting and performance of multifamily mortgage loans. Borrower irrevocably waives any and all rights it may have under applicable law to prohibit such disclosure, including any right of privacy.

41. NO CHANGE IN FACTS OR CIRCUMSTANCES. All information in the application for the loan submitted to Lender (the "Loan Application") and in all financial statements, rent rolls, reports, certificates and other documents submitted in connection with the Loan Application are complete and accurate in all material respects. There has been no material adverse change in any fact or circumstance that would make any such information incomplete or inaccurate.

42. SUBROGATION. If, and to the extent that, the proceeds of the loan evidenced by the Note are used to pay, satisfy or discharge any obligation of Borrower for the payment of money that is secured by a pre-existing mortgage, deed of trust or other lien encumbering the Mortgaged Property (a "Prior Lien"), such loan proceeds shall be deemed to have been advanced by Lender at Borrower's request, and Lender shall automatically, and without further action on its part, be subrogated to the rights, including lien priority, of the owner or holder of the obligation secured by the Prior Lien, whether or not the Prior Lien is released.

43. ACCELERATION; REMEDIES. At any time during the existence of an Event of Default, Lender, at Lender's option, may declare the Indebtedness to be immediately due and payable without further demand, and may invoke the power of sale and any other remedies permitted by applicable law or provided in this Instrument or in any other Loan Document. Borrower acknowledges that the power of sale granted in this Instrument may be exercised by Lender without prior judicial hearing. Borrower has the right to bring an action to assert the non-existence of an Event of Default or any other defense of Borrower to acceleration and sale. Lender shall be entitled to collect all costs and expenses incurred in pursuing such remedies, including reasonable attorneys' fees, costs of documentary evidence, abstracts and title reports.

      If Lender invokes the power of sale and if it is determined in a hearing held in accordance with applicable law that Trustee can proceed to sale, Trustee shall take such action regarding notice of sale and shall give such additional notices to Borrower and to other persons as North Carolina law may require. After the lapse of such time as may be required by applicable law and after the publication of the notice of sale, Trustee shall sell the Mortgaged Property according to the laws of North Carolina. Trustee may sell the Mortgaged Property at the time and place and under the terms designated in the notice of sale in one or more parcels and in such order as Trustee may determine. Trustee may postpone sale of all or any part of the Mortgaged Property by public announcement at the time and place of any previously scheduled sale. Lender or Lender's designee may purchase the Mortgaged Property at any sale.

      Trustee shall deliver to the purchaser at the sale, within a reasonable time after the sale, a deed conveying the Mortgaged Property so sold without any covenant or warranty, express or implied. The recitals in Trustee's deed shall be prima facie evidence of the truth of the statements made therein. Trustee shall apply the proceeds of the sale in the following order: (a) to all costs and expenses of the sale, including Trustee's fees not to exceed 5% of the gross sales price, reasonable fees and out-of-pocket expenses of attorneys and costs of title evidence; (b) to the Indebtedness in such order as Lender, in Lender's discretion, directs; and (c) the excess, if any, to the person or persons legally entitled thereto.

44. RELEASE. Upon payment of the Indebtedness, Lender or Trustee shall cancel this Instrument. Borrower shall pay the reasonable costs incurred in canceling this Instrument. If Trustee is requested to cancel this Instrument, the Note shall be surrendered to Trustee.

45. SUBSTITUTE TRUSTEE. Lender may from time to time remove Trustee and appoint a successor trustee to any Trustee appointed under this Instrument by an instrument recorded in the county in which this Instrument is recorded. Without conveyance of the Mortgaged Property, the successor trustee shall succeed to all the title, powers and duties conferred upon the Trustee herein and by applicable law.

46. ENVIRONMENTAL INDEMNITY. Section 18(n)(3) is deleted and the following new provision is inserted in its place:

      "reimburse Indemnitees for any and all expenses, including reasonable attorneys' fees and out-of-pocket expenses and fees and out-of-pocket expenses of expert witnesses, paid or incurred in connection with the enforcement by Indemnitees of their rights under this Section 18, or in monitoring and participating in any legal or administrative proceeding."

47. WAIVER OF TRIAL BY JURY. BORROWER AND LENDER EACH (A) COVENANTS AND AGREES NOT TO ELECT A TRIAL BY JURY WITH RESPECT TO ANY ISSUE ARISING OUT OF THIS INSTRUMENT OR THE RELATIONSHIP BETWEEN THE PARTIES AS BORROWER AND LENDER THAT IS TRIABLE OF RIGHT BY A JURY AND (B) WAIVES ANY RIGHT TO TRIAL BY JURY WITH RESPECT TO SUCH ISSUE TO THE EXTENT THAT ANY SUCH RIGHT EXISTS NOW OR IN THE FUTURE. THIS WAIVER OF RIGHT TO TRIAL BY JURY IS SEPARATELY GIVEN BY EACH PARTY, KNOWINGLY AND VOLUNTARILY WITH THE BENEFIT OF COMPETENT LEGAL COUNSEL.

      ATTACHED   EXHIBITS.   The  following  Exhibits  are  attached  to  this
Instrument:

            -----
             X       Exhibit A     Description of the Land (required)
            -----

            -----
             X       Exhibit B     Modifications to Instrument
            -----

      IN WITNESS WHEREOF, Borrower has signed and delivered this Instrument or has caused this Instrument to be signed and delivered by its duly authorized representative, as a sealed instrument.

                                    DAVIDSON INCOME REAL ESTATE, L.P., a
                                       Delaware limited partnership

                                    By:   Davidson Diversified Properties,
                                             Inc., a Tennessee corporation,
                                             its managing general partner



                                          By:/s/Patti K. Fielding
                                             Patti K. Fielding
                                             Executive Vice President



STATE OF COLORADO, CITY/COUNTY OF DENVER ss:

      On this 31st day of October 2003, personally came before me, Cathleen M. O'Donnell, a Notary Public of the County of Denver, State of Colorado Patti K. Fielding, who, being by me duly sworn, says that she is Executive Vice President of Davidson Diversified Properties, Inc., a Tennessee corporation, managing general partner of Davidson Income Real Estate, L.P., a Delaware limited partnership, and that the foregoing instrument was duly executed by her for and on behalf of said partnership. And said partnership acknowledged said instrument to be the act and deed of said partnership.

      Witness my hand and official seal.

My Commission Expires: August 2, 2006

      ______                              /s/Cathleen M. O'Donnell
      ______                              Cathleen M. O'Donnell
      ______                              Notary

                                  KEY PRINCIPAL


Name:       AIMCO Properties, L.P.

Address:    Stanford Place 3
            4582 S. Ulster St. Parkway
            Suite 1100
      ______Denver, Colorado  80237

                                                                 Exhibit 10UU(d)

                                                             Lakeside Apartments

                  REPLACEMENT RESERVE AND SECURITY AGREEMENT


      This REPLACEMENT RESERVE AND SECURITY AGREEMENT (this "Agreement") is made this 3rd day of November, 2003 by DAVIDSON INCOME REAL ESTATE, L.P., a Delaware limited partnership ("Borrower"), and GMAC COMMERCIAL MORTGAGE CORPORATION, a California corporation, its successors, transferees and assigns ("Lender").

                                    RECITALS:


A. This Agreement is being executed in connection with Lender's making a mortgage loan to Borrower in the original principal amount of $2,875,000.00 (the "Loan"). The proceeds of the Loan will be used to finance a 216 unit multifamily project known as Lakeside Apartments, and located in Charlotte (Mecklenburg County), North Carolina (the "Property").

B. The Loan is evidenced by a Multifamily Note (including any addenda, the "Note"), and is secured by a Multifamily Deed of Trust, Assignment of Rents and Security Agreement (including any riders, the "Security Instrument") granting a lien on the Property. The Note, Security Instrument, this Agreement and all other documents executed in connection with the Loan are collectively referred to as the "Loan Documents."

C. Lender requires as a condition to the making of the Loan that Borrower enter into this Agreement. Lender has initially agreed to either partially or fully waive its standard requirements that Borrower fund a replacement reserve on the condition that Borrower agrees that Lender may later impose upon Borrower the requirement to fund such replacement reserve in accordance with the terms of this Agreement. All deposits to Lender required by this Agreement shall be additional security for all of Borrower's obligations under the Loan Documents.

D. Lender intends to sell, transfer and deliver the Note and assign the Security Instrument and other Loan Documents to Fannie Mae.

                                   AGREEMENT:

      NOW,  THEREFORE,  in  consideration  of the above and the mutual  promises
contained  in  this  Agreement,   the  receipt  and  sufficiency  of  which  are
acknowledged, Borrower and Lender agree as follows:

1. Deposits to the Replacement Reserve

(a) Concurrently with the execution of this Agreement, Borrower shall deposit with Lender the sum of $0.00 (the "Initial Deposit").

(b) Subject to the provisions of Sections 1(e), 2, 10 and 16 of this Agreement, on each date that a regularly scheduled payment of principal or interest is due under the Note, Borrower shall deposit with Lender the applicable Monthly Deposit (as defined in Section 1(c) of this Agreement).

(c) The "Monthly Deposit" required to be made each month during the term of the Loan is set forth below:

Amount of Monthly Deposit Period

$6,426.00 January 1, 2004 through the date that all amounts due and payable under the Note and Security Instrument have been paid in full.

(d) Lender shall deposit any Initial Deposit and each Monthly Deposit, as received, in an interest-bearing account (the "Replacement Reserve") which meets the standards for custodial accounts as required by Lender from time to time. (The Initial Deposit, if any, the Monthly Deposits and all other funds in the Replacement Reserve are referred to collectively as the "Replacement Reserve".) Lender or a designated representative of Lender shall have the sole right to make withdrawals from such account. All interest earned on funds in the Replacement Reserve shall be added to and become part of the Replacement Reserve. Lender shall not be responsible for any losses resulting from the investment of the Replacement Reserve or for obtaining any specific level or percentage of earnings on such investment. If applicable law requires and provided that no default or Event of Default exists under any of the Loan Documents, Lender shall pay to Borrower the interest earned on the Replacement Reserve once each year.

(e) On the date of this Agreement Lender has agreed to partially reduce, defer or fully waive Borrower's obligation to make full Monthly Deposits to the Replacement Reserve specified in Section 1(c) and (d) above. Notwithstanding Sections 1(c) and (d) above, Borrower shall be required to deposit the "Reduced Monthly Deposit" each month during the term of the Loan as set forth below:

Amount of Monthly Deposit Period

$0.00 January 1, 2004 through the date that all amounts due and payable under the Note and Security Instrument have been paid in full.

In the event that (i) at any time during the Loan term Lender shall determine that the Property is not being maintained in accordance with the requirements set forth in the Security Instrument, or (ii) a default or Event of Default otherwise occurs under this Agreement or any of the other Loan Documents, then, upon the earlier of the (x) the date specified by Lender in written notice given to Borrower by Lender or a designated representative of Lender, or (y) the first day of the first calendar month after a default or Event of Default under this Agreement or any of the Loan Documents, Borrower shall commence making the full Monthly Deposits specified in Section 1(c) of this Agreement or in such written notice, beginning on such date and continuing on the first day of each calendar month thereafter during the remaining term of the Loan.

2. Loans with Terms Over 10 Years. If the Loan term exceeds 10 years, then, no earlier than the 6th month and no later than the 9th month of the year which commences on the 10th anniversary of the date of this Agreement (and the 20th anniversary of the date of this Agreement if the Loan term exceeds 20 years), a physical needs assessment shall be performed on the Property by Lender at the expense of Borrower, which expense may be paid of out of the Replacement Reserve. If determined necessary by Lender, after review of the physical needs assessment, Borrower's required Monthly Deposits to the Replacement Reserve set forth above shall be adjusted for the remaining Loan term so that the Monthly Deposits will create a Replacement Reserve that will in Lender's determination, be sufficient to meet required Replacements (defined below).

3. Replacement Reserve is Additional Security.

(a) Borrower assigns to Lender the Replacement Reserve as additional security for all of the Borrower's obligations under the Loan Documents; provided, however, Lender shall make disbursements from the Replacement Reserve in accordance with the terms of this Agreement.

(b) Except as otherwise provided in Sections 4(f) and 6.1 of this Agreement, Lender shall make disbursements from the Replacement Reserve to reimburse Borrower for the costs of those items listed on Exhibit A (the "Replacements") in accordance with the provisions of Section 4. Lender shall not be obligated to make disbursements from the Replacement Reserve to reimburse Borrower for the costs of routine maintenance to the Property or for costs which are to be reimbursed from funds deposited with Lender pursuant to a Completion/Repair and Security Agreement or any similar agreement.

4. Disbursements from Replacement Reserve.

(a) Upon written request from Borrower and satisfaction of the requirements set forth in Sections 4 and 5 of this Agreement, Lender shall disburse to Borrower amounts from the Replacement Reserve necessary to reimburse Borrower for the actual approved costs of the Replacements. Lender shall not be obligated to make disbursements from the Replacement Reserve to reimburse Borrower for the costs of routine maintenance to the Property or for costs which are to be reimbursed from funds deposited with Lender pursuant to a Completion/Repair and Security Agreement or any similar agreement. In no event shall Lender be obligated to disburse funds from the Replacement Reserve if a default or Event of Default exists under this Agreement or any of the other Loan Documents.

(b) Each request for disbursement from the Replacement Reserve shall be in a form specified or approved by Lender and shall include (i) the specific Replacements for which the disbursement is requested, (ii) the quantity and price of each item purchased, if the Replacement includes the purchase or replacement of specific items, (iii) the price of all materials (grouped by type or category) used in any Replacement other than the purchase or replacement of specific items, and (iv) the cost of all contracted labor or other services applicable to each Replacement for which such request for disbursement is made. With each request, Borrower shall certify that all Replacements have been made in accordance with all applicable laws, ordinances, and regulations of any governmental office or authority having jurisdiction over the Property. Each request for disbursement shall include copies of invoices for all items or materials purchased and all contracted labor or services provided and, unless Lender has agreed to issue joint checks pursuant to Section 4(d) in connection with a particular Replacement, each request shall include evidence satisfactory to Lender of payment of all such amounts.

(c) Each request for disbursement from the Replacement Reserve shall be made only after completion of the Replacement for which disbursement is requested. Borrower shall provide Lender evidence satisfactory to Lender in its reasonable judgment, of completion.

(d) If the cost of a Replacement exceeds $2,500.00 and the contractor performing the Replacement requires periodic payments pursuant to the terms of a written contract, Lender at its discretion may approve in writing periodic payments for work performed under such contract. A request for reimbursement from the Replacement Reserve may be made after completion of a portion of the work under such contract, provided (i) such contract requires payment upon completion of such portion of work, (ii) the materials for which the request is made are on site at the Property and are properly secured or have been installed in the Property, (iii) all other conditions in this Agreement for disbursement have been satisfied, (iv) funds remaining in the Replacement Reserve are, in Lender's judgment, sufficient to complete such Replacement and the other Replacements when required and (v) if required by Lender, each contractor or subcontractor receiving payments under such contract shall provide a waiver of lien with respect to amounts which have been paid to that contractor or subcontractor.

(e) Borrower shall not make a request for disbursement from the Replacement Reserve more frequently than once in any quarter and (except in connection with the final disbursement) the total cost of all Replacements in any request shall not be less than $5,000.00.

(f) In the event Borrower requests a disbursement from the Replacement Reserve to reimburse Borrower for labor or materials for replacements other than the Replacements specified on Exhibit A, Borrower shall disclose in writing to Lender why funds in the Replacement Reserve should be used to pay for such replacements. If Lender determines that such replacements are of the type intended to be covered by this Agreement, the costs for such replacements are reasonable, and all other conditions for disbursement under this Agreement have been met, Lender may at its discretion disburse funds from the Replacement Reserve.

5. Performance of Replacements.

5.1   Workmanlike Completion

(a) Borrower shall make each Replacement when required in order to keep the Property in good order and repair and in a good marketable condition and to keep the Property or any portion thereof from deteriorating. Borrower shall complete all Replacements in a good and workmanlike manner as soon as practicable following the commencement of making each such Replacement.

(b) Lender shall have the right to approve all contracts or work orders with materialmen, mechanics, suppliers, subcontractors, contractors or other parties providing labor or materials in connection with the Replacements. Upon Lender's request, Borrower shall assign any contract or subcontract to Lender.

(c) In the event Lender determines in its sole discretion that any Replacement is not being performed or completed in a workmanlike or timely manner, Lender shall have the option to withhold disbursement for such unsatisfactory Replacement, and may proceed under existing contracts or contract with third parties to complete such Replacement and to apply the Replacement Reserve toward the labor and materials necessary to complete such Replacement, without providing any prior notice to Borrower and to exercise any and all other remedies available to Lender upon a default or Event of Default.

(d) If at any time during the term of the Loan, Lender determines that replacements not listed on Exhibit A are advisable to keep the Property in good order and repair and in a good marketable condition, or to prevent deterioration of the Property (the "Additional Replacements") Lender may send Borrower written notice of the need for making such Additional Replacements. Borrower shall promptly commence making such Additional Replacements in accordance with all the requirements of the Security Instrument. Reimbursement from the Replacement Reserve for such Additional Replacements shall not be made unless Lender has determined to do so pursuant to Section 4(f). Except for Section 4, all references in this Agreement to "Replacements" shall include the "Additional Replacements."

(e) In order to facilitate Lender's completion or making the Replacements pursuant to Sections 5(c) and (d) above, Lender is granted the right to enter onto the Property and perform any and all work and labor necessary to complete or make the Replacements and employ watchmen to protect the Property from damage. All sums so expended by Lender shall be deemed to have been advanced to Borrower and secured by the Security Instrument. For this purpose Borrower constitutes and appoints Lender its true and lawful attorney-in-fact with full power of substitution to complete or undertake the Replacements in the name of Borrower. Borrower empowers said attorney-in-fact as follows: (i) to use any funds in the Replacement Reserve for the purpose of making or completing the Replacements; (ii) to make such additions, changes and corrections to the Replacements as shall be necessary or desirable to complete the Replacements;
(iii) to employ such contractors, subcontractors, agents, architects and inspectors as shall be required for such purposes; (iv) to pay, settle or compromise all existing bills and claims which are or may become liens against the Property, or as may be necessary or desirable for the completion of the Replacements, or for the clearance of title; (v) to execute all applications and certificates in the name of Borrower which may be required by any of the contract documents; (vi) to prosecute and defend all actions or proceedings in connection with the Property or the rehabilitation and repair of the Property; and (vii) to do any and every act which Borrower might do in its own behalf to fulfill the terms of this Agreement.

It is further understood and agreed that this power of attorney, which shall be deemed to be a power coupled with an interest, cannot be revoked. Borrower specifically agrees that all power granted to Lender under this Agreement may be assigned by it to its successors or assigns as holder of the Note.

(f) Nothing in this Section 5 shall make Lender responsible for making or completing the Replacements, require Lender to expend funds in addition to the Replacement Reserve to make or complete any Replacement, obligate Lender to proceed with the Replacements, or obligate Lender to demand from Borrower additional sums to make or complete any Replacement.

5.2   Entry Onto Property; Inspections.

(a) Borrower shall permit Lender or Lender's representatives (including an independent person such as an engineer, architect, or inspector) or third parties making Replacements pursuant to Section 5.1 of this Agreement, to enter onto the Mortgaged Property during normal business hours (subject to the rights of tenants under their leases) to inspect the progress of any Replacements and all materials being used in connection therewith, to examine all plans and shop drawings relating to such Replacements which are or may be kept at the Property, and to complete any replacements made pursuant to Section 5.1. Borrower agrees to cause all contractors and subcontractors reasonably to cooperate with Lender or Lender's representatives or such other persons described above in connection with inspections described in this Section 5.2 or the completion of Replacements pursuant to Section 5.1. (b) Lender may inspect the Property in connection with any Replacement prior to disbursing funds from the Replacement Reserve. Lender, at Borrower's expense, also may require an inspection by an appropriate independent qualified professional selected by Lender and a copy of a certificate of completion by an independent qualified professional acceptable to Lender prior to the disbursement of any amounts from the Replacement Reserve. Borrower shall pay Lender a reasonable inspection fee not exceeding $300.00 for each such inspection.

5.3   Lien-Free Completion.

(a) Borrower covenants and agrees that each of the Replacements and all materials, equipment, fixtures, or any other item comprising a part of any Replacement shall be constructed, installed or completed, as applicable, free and clear of all mechanic's, materialman's or other liens (except for those liens existing on the date of this Agreement which have been approved in writing by Lender).

(b) Prior to each disbursement from the Replacement Reserve, Lender may require Borrower to provide Lender with a search of title to the Property effective to the date of the release, which search shows that no mechanic's or materialmen's liens or other liens of any nature have been placed against the Property since the date this Agreement (other than liens which Borrower is diligently contesting in good faith and which have been bonded off to the satisfaction of Lender) and that title to the Property is free and clear of all liens (other than the lien of the Security Instrument and any other liens previously approved in writing by the Lender, if any).

(c) In addition, as a condition to any disbursement, Lender may require Borrower to obtain from each contractor, subcontractor, or materialman an acknowledgement of payment and release of lien for work performed and materials supplied. Any such acknowledgement and release shall conform to the requirements of applicable law and shall cover all work performed and materials supplied (including equipment and fixtures) for the Property by that contractor, subcontractor or materialman through the date covered by the current reimbursement request (or, in the event that payment to such contractor, subcontractor or materialmen is to be made by a joint check, the release of lien shall be effective through the date covered by the previous release of funds request.)

5.4   Compliance with Laws and Insurance Requirements.

(a) All Replacements shall comply with all applicable laws, ordinances, rules and regulations of all governmental authorities having jurisdiction over the Property and applicable insurance requirements including, without limitation, applicable building codes, special use permits, environmental regulations, and requirements of insurance underwriters.

(b) In addition to any insurance required under the Security Instrument, Borrower shall provide or cause to be provided worker's compensation insurance, builder's risk, and public liability insurance and other insurance to the extent required under applicable law in connection with a particular Replacement. All such policies shall be in form and amount satisfactory to Lender. All such policies which can be endorsed with standard mortgagee clauses making loss payable to Lender or its assigns shall be so endorsed. The originals of such policies shall be delivered to Lender.

6. Default.

6.1 Default Under This Agreement. Borrower shall be in default under this Agreement if it fails to comply with any provision of this Agreement and such failure is not cured within 10 days after notice from Lender. Borrower understands that a default under this Agreement shall be deemed to be an Event of Default under the Security Instrument, and that in addition to the remedies specified in this Agreement, Lender shall be able to exercise all of its rights and remedies under the Security Instrument upon an Event of Default.

6.2   Application of Replacement Reserve Upon Default.

(a) Upon the occurrence of a default under this Agreement or an Event of Default under the Security Instrument, Borrower shall immediately lose all of its rights to receive disbursements from the Replacement Reserve unless and until all amounts secured by the Security Instrument have been paid and the lien of the Security Instrument has been released by Lender. Upon any such default or Event of Default, Lender may in its sole and absolute discretion, use the Replacement Reserve (or any portion thereof) for any purpose, including but not limited to
(i) repayment of any indebtedness secured by the Security Instrument, including but not limited to principal prepayments and the prepayment premium applicable to such full or partial prepayment (as applicable); provided, however, that such application of funds shall not cure or be deemed to cure any default or Event of Default; (ii) reimbursement of Lender for all losses and expenses (including, without limitation, reasonable legal fees) suffered or incurred by Lender as a result of such default or Event of Default; (iii) completion of the Replacement as provided in Section 5.1, or for any other repair or replacement to the Property; or (iv) payment of any amount expended in exercising (and exercise) all rights and remedies available to Lender at law or in equity or under this Agreement or under any of the other Loan Documents.

(b) Nothing in this Agreement shall obligate Lender to apply all or any portion of the Replacement Reserve on account of any default or Event of Default by Borrower or to repayment of the indebtedness secured by the Security Instrument or in any specific order of priority.

7. Borrower's Other Obligations. Nothing contained in this Agreement shall alter, impair or affect the obligations of Borrower, or relieve Borrower of any of its obligations to make payments and perform all of its other obligations required under the Loan Documents.

8. Remedies Cumulative. None of the rights and remedies conferred upon or reserved to Lender under this Agreement is intended to be exclusive of any other rights, and each and every right shall be cumulative and concurrent, and may be enforced separately, successively or together, and may be exercised from time to time as often as may be deemed necessary Lender.

9. Enforcement of Agreement. This Agreement is executed by Borrower and Lender for the benefit of Lender. Borrower understands and agrees that in connection with the anticipated sale or assignment and delivery of the Loan to Fannie Mae, this Agreement may be assigned to Fannie Mae.

10. Balance in the Replacement Reserve. The insufficiency of any balance in the Replacement Reserve shall not abrogate the Borrower's agreement to fulfill all preservation and maintenance covenants in the Loan Documents. In the event that the balance of the Replacement Reserve is less than the current estimated cost to make the Replacements required by the Lender, Borrower shall deposit the shortage within 10 days of request by Lender. In the event Lender determines from time to time based on Lender's inspections, that the amount of the Monthly Deposit is insufficient to fund the cost of likely Replacements and related contingencies that may arise during the remaining term of the Loan, Lender may require an increase in the amount of the Monthly Deposits upon 30 days prior written notice to Borrower.

11. Indemnification. Borrower agrees to indemnify Lender and to hold Lender harmless from and against any and all actions, suits, claims, demands, liabilities, losses, damages, obligations and costs and expenses (including litigation costs and reasonable attorneys' fees and expenses) arising from or in any way connected with the performance of the Replacements or the holding or investment of the Replacement Reserve. Borrower assigns to Lender all rights and claims Borrower may have against all persons or entities supplying labor or materials in connection with the Replacements; provided, however, that Lender may not pursue any such right or claim unless a default or Event of Default exists under this Agreement or the Security Instrument.

12. Determinations by Lender. In any instance in this Agreement where the consent or approval of Lender may be given or is required, or where any determination, judgment or decision is to be rendered by Lender under this Agreement, the granting, withholding or denial of such consent or approval and the rendering of such determination, judgment or decision shall be made or exercised by Lender (or its designated representative) at its discretion.

13. Borrower's Records. Borrower shall furnish such financial statements, invoices, records, papers and documents relating to the Property as Lender may reasonably require from time to time to make the determinations permitted or required to be made by Lender under this Agreement.

14. Fees and Expenses.

(a) In addition to any other fees payable by Borrower to Lender in connection with the Loan, Borrower shall pay Lender an annual fee of $50.00 for its services in administering the Replacement Reserve and investing the Replacement Reserve. The annual fee shall be due and payable by Borrower on the date specified in a statement to Borrower regarding such fee.

(b) Borrower shall pay within 10 days of request from Lender (i) all reasonable costs and expenses incurred by Lender in connection with collecting, holding and disbursing the Replacement Reserve pursuant to this Agreement, and (ii) all reasonable fees, charges, costs and expenses incurred by Lender in connection with inspections made by Lender or Lender's representatives in carrying out Lender's responsibility to make certain determinations under this Agreement.

15. Completion of Replacements. Lender's approval of any plans for any Replacement, release of funds from the Replacement Reserve, inspection of the Property by Lender or Lender's agents, or other acknowledgment of completion of any Replacement in a manner satisfactory to Lender shall not be deemed an acknowledgment or warranty to any person that the Replacement has been completed in accordance with applicable building, zoning or other codes, ordinances, statutes, laws, regulations or requirements of any governmental agency.

16. Transfer of Property/Transfer of Interests in Borrower. If a Transfer shall occur or be contemplated, which Transfer requires the prior written consent of Lender pursuant to the terms of the Security Instrument, Lender may review the amount of the Replacement Reserve, the amount of the Monthly Deposits and the likely repairs and replacements required by the Property and the related contingencies which may arise during the remaining term of the Loan. Based upon that review, Lender may require an additional deposit to the Replacement Reserve, and/or an increase in the amount of the Monthly Deposits as a condition to Lender's consent to such Transfer. In all events, the transferee shall be required to assume Borrower's duties and obligations under this Agreement.

17. Termination of Replacement Reserve. After payment in full of all sums secured by the Security Instrument and release by Lender of the lien of the Security Instrument, Lender shall disburse to Borrower all amounts remaining in the Replacement Reserve.

18. Entire Agreement; Amendment and Waiver. This Agreement contains the complete and entire understanding of the parties with respect to the matters covered and no change or amendment shall be valid unless it is made in writing and executed by the parties to this Agreement. No specific waiver or forbearance for any breach of any of the terms of this Agreement shall be considered as a general waiver of that or any other term of this Agreement. If any provision of this Agreement is in conflict with any provision of the Security Instrument regarding the Replacement Reserve, the provision contained in this Agreement shall control.

19. Notices. All notices under this Agreement shall be given in writing to the other party at the address, and in the manner, provided in the Security Instrument.

20. Severability. The invalidity, illegality, or unenforceability of any provision of this Agreement pursuant to judicial decree shall not affect the validity or enforceability of any other provision of this Agreement, all of which shall remain in full force and effect.

21. Applicable Law. This Agreement shall be governed by and construed in accordance with the laws of the jurisdiction in which the Property is located.

22. Non-Recourse. This Agreement is being executed in connection with the making of the Loan pursuant to the terms of the Note. Borrower's liability hereunder shall be limited to the extent provided in the Note.

23. Capitalized Terms. Any capitalized terms used in this Agreement and not specifically defined herein, shall have the meanings set forth in the Security Instrument.

      ATTACHED   EXHIBITS.   The  following  Exhibits  are  attached  to  this
Agreement:

            -----
             X       Exhibit A     Schedule of Work
            -----

            -----
             X       Exhibit B     Modifications
            -----


      Borrower and Lender have executed this Agreement on the date and year first above written.


                    [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

                                    BORROWER:

                                    DAVIDSON INCOME REAL ESTATE, L.P., a
                                       Delaware limited partnership

                                    By:   Davidson Diversified Properties,
                                             Inc., a Tennessee corporation,
                                             its managing general partner



                                          By: /s/Patti K. Fielding
                                             Patti K. Fielding
                                             Executive Vice President

                                     LENDER:

                                    GMAC COMMERCIAL MORTGAGE CORPORATION, a
                                       California corporation



                                          By: /s/James J. Burton
                                       Name: James J. Burton
                                       Title: Senior Vice President