Form 10KSB
period 2003-12-31
DAVIDSON INCOME REAL ESTATE LP
filed 2004-03-29
CIK 768598

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

                 For the fiscal year ended December 31, 2003

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

State issuer's revenues for its most recent fiscal year.  $4,121,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2003. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

                                     PART I

Item 1.     Description of Business

Davidson Income Real Estate, L.P. (the "Partnership" or "Registrant") is a Delaware limited partnership organized in April 1985. The general partners of the Partnership are Davidson Diversified Properties, Inc., a Tennessee corporation ("Managing General Partner"), David W. Talley and James T. Gunn (collectively, "Individual General Partners") (collectively, the "General Partners"). The Partnership is engaged in the business of operating and holding real estate properties for investment. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2010, unless terminated prior to such date.

The offering of the Partnership's limited partnership units ("Units") commenced on July 26, 1985, and terminated on May 30, 1986. The Partnership received gross proceeds from the offering of $26,776,000 and net proceeds of $25,700,160. All of the net proceeds of the offering were invested in the Partnership's three residential properties and in a 17.5% joint venture interest which owns one residential property. See "Item 2. Description of Properties" for a description of the Partnership's properties.

The Partnership has no employees. Management and administrative services are provided by the Managing General Partner and by agents retained by the Managing General Partner. An affiliate of the Managing General Partner provides such property management services.

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

The following table sets forth the Partnership's investments in properties:


                                  Date of
Property                          Purchase       Type of Ownership           Use

Lakeside Apartments               05/20/86   Fee ownership subject to   Apartment
  Charlotte, North Carolina                  first mortgage             216 units

Bexley House Apartments           09/30/86   Fee ownership subject to   Apartment
  Columbus, Ohio                             first mortgage (1)         64 units

Covington Pointe Apartments       03/10/87   Fee ownership subject to   Apartment
  Dallas, Texas                              first mortgage (1)         180 units

Brighton Crest Apartments         Phase I    Partnership has a 17.5%    Apartment
  Marietta, Georgia               06/30/87   interest in the joint      320 units
                                             venture which has fee
                                  Phase II   ownership subject to
                                  12/15/87   first mortgage

(1) Property is held by a limited partnership in which the Partnership owns a 100% interest.

On April 15, 2003, the Partnership sold North Springs Apartments to an unrelated third party for a gross sales price of approximately $6,100,000. The net proceeds received by the Partnership were approximately $5,735,000 after payment of closing costs, including a commission paid to the Managing General Partner as permitted under the terms of the Partnership Agreement. The Partnership used approximately $1,779,000 of the net proceeds to repay the mortgages encumbering the property. As a result of the sale, the Partnership realized a gain of approximately $3,524,000 during the year ended December 31, 2003. The increase in the gain of approximately $52,000 from the nine months ended September 30, 2003 is the result of expense reserves established at the time of the sale, which were determined to be unneeded.

Schedule of Properties

Set forth below for each of the Partnership's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation, and Federal tax basis.


                             Gross
                           Carrying   Accumulated   Depreciable    Method of      Federal
Property                     Value    Depreciation      Life     Depreciation    Tax Basis
                                (in thousands)                                 (in thousands)

Lakeside Apartments         $ 7,503     $ 4,498       5-30 yrs        S/L         $ 3,943
Bexley House Apartments       5,022       2,133       5-30 yrs        S/L           2,524
Covington Pointe
 Apartments                  10,558       5,776       5-30 yrs        S/L           5,861
                            $23,083     $12,407                                   $12,328

See "Note A" to the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.


                         Principal                                        Principal
                         Balance At     Stated                             Balance
                        December 31,   Interest    Period    Maturity      Due At
       Property             2003         Rate     Amortized    Date     Maturity (1)
                       (in thousands)                                  (in thousands)

Lakeside
  1st mortgage            $ 2,867        (2)      30 years   09/01/07      $ 2,606
Bexley House
  1st mortgage              2,251       7.32%     20 years   01/01/21           --
Covington Pointe
  1st mortgage              5,916       3.81%     20 years   07/01/10        4,416

Total                     $11,034                                          $ 7,022

(1) See "Note C" of the consolidated financial statements in "Item 7. Financial Statements" for information with respect to the Partnership's ability to prepay these loans and other specific details about the loans.

(2) Adjustable rate based on the Fannie Mae discounted mortgage-backed security index plus 85 basis points. The rate at December 31, 2003 was 1.92%.

In June 2003, the Partnership refinanced the mortgages encumbering Covington Pointe Apartments. The refinancing replaced mortgage indebtedness of approximately $4,343,000 with a new mortgage of $6,000,000. The new mortgage carries a stated interest rate of 3.81% compared to the 7.83% interest rate on the old mortgages. Payments of principal and interest of approximately $36,000 are due on the first day of each month commencing in August 2003 until July 2010 at which time a balloon payment in the amount of approximately $4,416,000 is due. Capitalized loan costs, which are included in other assets, incurred with the refinancing were approximately $95,000, and are being amortized over the life of the mortgage note payable. The Partnership wrote off unamortized loan costs of approximately $51,000 and mortgage discounts of approximately $6,000 resulting in a loss on early extinguishment of debt of approximately $57,000.

On  November  3, 2003,  the  Partnership  refinanced  the  mortgage  encumbering
Lakeside Apartments. The refinancing replaced mortgage indebtedness of approximately $4,100,000 with a new mortgage in the amount of $2,875,000. Total capitalized loan costs were approximately $64,000. Due to the shortfall between the new mortgage loan and the amount needed to pay off the existing mortgage, the Managing General Partner advanced the Partnership approximately $1,350,000 to cover the shortfall and other closing costs.

Initially the November 3, 2003, refinancing of Lakeside Apartments was under an interim credit facility ("Interim Credit Facility") which also provided for the refinancing of several other properties. The Interim Credit Facility created separate loans for each property refinanced thereunder, which loans were not cross-collateralized or cross-defaulted with each other. During the term of the Interim Credit Facility, Lakeside Apartments was required to make interest only payments. The first months interest rate for Lakeside Apartments was 1.9%.

As of December 1, 2003, the loan on Lakeside Apartments was transferred to a different lender. The credit facility ("Permanent Credit Facility") with the new lender matures in September 2007 and has an option for the Partnership to elect one five-year extension. This Permanent Credit Facility also created separate loans for each property refinanced thereunder, which loans are not cross-collateralized or cross-defaulted with each other. Each note under this Permanent Credit Facility is initially a variable rate loan, and after three years, the Partnership has the option of converting to a fixed rate loan. The interest rate on the variable rate loans is 85 basis points over the Fannie Mae discounted mortgage-backed security index (1.92% per anum at December 1, 2003), and the rate resets monthly. Each loan automatically renews at the end of each month. In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month that the property is financed on the Permanent Credit Facility. The loans may be prepaid without penalty.

Schedule of Rental Rates and Occupancy

Average annual rental rates and occupancy for 2003 and 2002 for each property were:

                                      Average Annual                Average
                                       Rental Rates                Occupancy
                                        (per Unit)
 Property                            2003         2002         2003         2002
 Lakeside Apartments               $ 5,863      $ 6,609        90%          91%
 Bexley House Apartments (1)        13,323       12,643        50%          99%
 Covington Pointe Apartments         8,834        9,832        90%          90%

(1) The Managing General Partner attributes the decrease in occupancy at Bexley House Apartments to a fire in December 2002 that destroyed approximately half of the apartment units. The reconstruction of the units was completed at the end of 2003.

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

Schedule of Real Estate Taxes and Rates

Real estate taxes and rates in 2003 for each property were:

                                            2003               2003
                                          Billings             Rates
                                       (in thousands)
       Lakeside Apartments                  $ 89               1.27%
       Bexley House Apartments                100              9.20%
       Covington Pointe Apartments            193              2.88%

Capital Improvements

Lakeside Apartments

During the year ended December 31, 2003, the Partnership completed approximately $157,000 of capital improvements at Lakeside Apartments, consisting primarily of floor covering and appliance replacements, signage upgrades, plumbing upgrades, water submetering, and major landscaping. These improvements were funded from replacement reserves and operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $119,000. Additional improvements may be considered during 2004 and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Bexley House Apartments

During the year ended December 31, 2003, the Partnership completed approximately $1,719,000 of capital improvements at Bexley House Apartments, consisting primarily of floor covering replacements, electrical and heating system upgrades and reconstruction of the fire damaged units. These improvements were funded from operating cash flow and insurance proceeds. The Partnership has completed reconstructing this property as a result of the fire discussed in "Note D - Casualty Event" to the consolidated financial statements. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $35,000. Additional improvements may be considered during 2004 and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Covington Pointe Apartments

During the year ended December 31, 2003, the Partnership completed approximately $104,000 of capital improvements at Covington Pointe Apartments, consisting primarily of roof replacements, appliance and floor covering replacements, air conditioning upgrades and structural improvements. These improvements were funded from replacement reserves and operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $99,000. Additional improvements may be considered during 2004 and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

North Springs Apartments

During the year ended December 31, 2003, the Partnership completed approximately $87,000 of capital improvements at North Springs Apartments, consisting primarily of plumbing improvements and floor covering replacements. These improvements were funded from operating cash flow. This property was sold to an unrelated third party in April 2003.

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. The Managing General Partner is currently scheduled to file a brief in support of the order approving settlement and entering judgment thereto by April 23, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Discovery is currently underway.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2003, no matters were submitted to a vote of unit holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5.     Market for the Partnership Equity and Related Partner Matters

The Partnership, a publicly held limited partnership, sold 26,776 limited partnership units (the "Units") aggregating $26,776,000 during its offering period. As of December 31, 2003, there are 1,532 holders of record owning an aggregate of 26,776 units. Affiliates of the Managing General Partner owned 12,272.50 Units or 45.83% as of December 31, 2003. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership distributed the following amounts during the years ended December 31, 2003 and 2002 (in thousands except per unit data):


                                          Per                               Per
                      Year Ended        Limited         Year Ended        Limited
                     December 31,     Partnership      December 31,     Partnership
                         2003             Unit             2002             Unit

Sales (1)              $3,724           $134.90          $   --            $   --
Operations                 --                --             620             22.45
Refinancing (2)         1,515             54.90             708             25.66
                       $5,239           $189.80          $1,328            $48.11

(1)   Proceeds from the sale of North Springs Apartments in April 2003.

(2) Proceeds from the refinance of Covington Pointe Apartments in June 2003 and the joint venture property in January 2002.

The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners in 2004 or subsequent periods.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 12,272.50 limited partnership units (the "Units") in the Partnership representing 45.83% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 45.83% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as it sole stockholder.

Item 6.     Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership realized net income of approximately $3,707,000 for the year ended December 31, 2003 compared to a net loss of approximately $185,000 for the year ended December 31, 2002. The decrease in net loss is primarily due to the gain on sale of discontinued operations recognized during 2003, as well as an increase in total revenues and a decrease in total expenses.

Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as discontinued operations on the statement of operations. As a result, the accompanying consolidated statements of operations have been restated as of January 1, 2002 to reflect the operations of North Springs Apartments as loss from discontinued operations due to its sale in April 2003.

On April 15, 2003, the Partnership sold North Springs Apartments to an unrelated third party for a gross sales price of approximately $6,100,000. The net proceeds received by the Partnership were approximately $5,735,000 after payment of closing costs, including a commission paid to the Managing General Partner as permitted under the terms of the Partnership Agreement. The Partnership used approximately $1,779,000 of the net proceeds to repay the mortgages encumbering the property. As a result of the sale, the Partnership realized a gain of approximately $3,524,000 during the year ended December 31, 2003. The property's operations, loss of approximately $210,000 and $138,000 for the years ended December 31, 2003 and 2002, respectively, are included in loss from discontinued operations on the accompanying consolidated statements of operations and include revenues of approximately $229,000 and $1,063,000, respectively. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $16,000 for the year ended December 31, 2003 due to the write off of unamortized loan costs and mortgage discounts, which is also included in loss from discontinued operations.

The Partnership's income from continuing operations for the year ended December 31, 2003 was approximately $393,000 compared to a loss from continuing operations of approximately $47,000 for the year ended December 31, 2002. The decrease in loss from continuing operations is due to an increase in total revenues and decreases in total expenses and equity in loss of the joint venture. Total revenues increased due to the recognition in 2003 of a casualty gain partially offset by a decrease in rental income. Rental income decreased due to decreases in the average rental rates at Covington Pointe and Lakeside Apartments and a decrease in occupancy at Bexley House Apartments.

In December 2002, Bexley House Apartments experienced a fire, causing damage to 32 units. As of December 31, 2003, the Partnership estimates property damages to be approximately $1,452,000 and lost rents to be approximately $384,000 as a result of the fire. Reconstruction of the units has been completed. During the year ended December 31, 2003, a casualty gain of approximately $651,000 was recorded at Bexley House Apartments. The gain was the result of the receipt of insurance proceeds of approximately $1,051,000 partially offset by the write off of approximately $400,000 of undepreciated fixed assets. The Managing General Partner expects that the damages and lost rents will be fully covered by insurance proceeds received during 2003 and additional proceeds to be received in 2004. Subsequent to December 31, 2003, the Partnership received approximately $327,000 of additional insurance proceeds.

The decrease in total expenses is due to decreases in operating and interest expenses partially offset by a loss on early extinguishment of debt (see "Liquidity and Capital Resources" for further discussion). Operating expenses decreased due to decreases in property management fees, advertising and property expenses partially offset by an increase in maintenance expense. Property management fees decreased due to decreases in rental revenues at all the Partnership's investment properties. Advertising expense decreased due to decreases in periodical advertising at Lakeside and Covington Pointe Apartments and referral fees at Covington Pointe Apartments. Property expenses decreased due to a decrease in utilities at Bexley House Apartments. Maintenance expense increased due to an increase in contract labor at Lakeside Apartments. Interest expense decreased due to decreases in the interest rates on the mortgages at Covington Pointe and Lakeside Apartments as a result of the refinancings of the mortgages in June and November 2003.

Included in general and administrative expenses are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement and costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The Partnership owns a 17.5% interest in Sterling Crest Joint Venture (the "Joint Venture"). The Partnership recognized equity in loss of the joint venture of approximately $6,000 and $21,000 for the years ended December 31, 2003 and 2002. Equity in loss of the joint venture decreased due a decrease in loss on early extinguishment of debt related to the refinancing of the joint venture property in January 2002. The Partnership's equity in this loss on early extinguishment of debt was approximately $54,000.

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

Liquidity and Capital Resources

The Partnership had cash and cash equivalents of approximately $585,000 at December 31, 2003 compared to approximately $576,000 at December 31, 2002. For the year ended December 31, 2003, cash and cash equivalents increased approximately $9,000. The increase in cash and cash equivalents is due to approximately $381,000 of cash provided by operating activities and approximately $5,310,000 of cash provided by investing activities partially offset by approximately $5,682,000 of cash used in financing activities. Cash provided by investing activities consisted of proceeds from the sale of North Springs Apartments, insurance proceeds from the casualty at Bexley House Apartments, distributions received from the Partnership's investment in a joint venture and the refund of restricted escrows maintained by the former mortgage lender partially offset by property improvements and replacements. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Partnership's investment properties, repayments of the mortgages encumbering North Springs, Covington Pointe and Lakeside Apartments, payment on advances from an affiliate of the Managing General Partner, distributions to the partners and new loan costs paid with the refinancings of Covington Pointe and Lakeside Apartments partially offset by proceeds received from the refinancings of Covington Pointe and Lakeside Apartments and advances from an affiliate of the Managing General Partner. The Partnership invests its working capital reserves in interest bearing accounts.

The Partnership received distributions of approximately $33,000 from the operations of the joint venture during the year ended December 31, 2003.

In June 2003, the Partnership refinanced the mortgages encumbering Covington Pointe Apartments. The refinancing replaced mortgage indebtedness of approximately $4,343,000 with a new mortgage of $6,000,000. The new mortgage carries a stated interest rate of 3.81% compared to the 7.83% interest rate on the old mortgages. Payments of principal and interest of approximately $36,000 are due on the first day of each month commencing in August 2003 until July 2010 at which time a balloon payment in the amount of approximately $4,416,000 is due. Capitalized loan costs, which are included in other assets, incurred with the refinancing were approximately $95,000, and are being amortized over the life of the mortgage note payable. The Partnership wrote off unamortized loan costs of approximately $51,000 and mortgage discounts of approximately $6,000 resulting in a loss on early extinguishment of debt of approximately $57,000.

On  November  3, 2003,  the  Partnership  refinanced  the  mortgage  encumbering
Lakeside Apartments. The refinancing replaced mortgage indebtedness of approximately $4,100,000 with a new mortgage in the amount of $2,875,000. Total capitalized loan costs were approximately $64,000. Due to the shortfall between the new mortgage loan and the amount needed to pay off the existing mortgage, the Managing General Partner advanced the Partnership approximately $1,350,000 to cover the shortfall and other closing costs.

Initially the November 3, 2003, refinancing of Lakeside Apartments was under an interim credit facility ("Interim Credit Facility") which also provided for the refinancing of several other properties. The Interim Credit Facility created separate loans for each property refinanced thereunder, which loans were not cross-collateralized or cross-defaulted with each other. During the term of the Interim Credit Facility, Lakeside Apartments was required to make interest only payments. The first month's interest rate for Lakeside Apartments was 1.9%.

As of December 1, 2003, the loan on Lakeside Apartments was transferred to a different lender. The credit facility ("Permanent Credit Facility") with the new lender matures in September 2007 and has an option for the Partnership to elect one five-year extension. This Permanent Credit Facility also created separate loans for each property refinanced thereunder, which loans are not cross-collateralized or cross-defaulted with each other. Each note under this Permanent Credit Facility is initially a variable rate loan, and after three years, the Partnership has the option of converting to a fixed rate loan. The interest rate on the variable rate loans is 85 basis points over the Fannie Mae discounted mortgage-backed security index (1.92% per anum at December 1, 2003), and the rate resets monthly. Each loan automatically renews at the end of each month. In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month that the property is financed on the Permanent Credit Facility. The loans may be prepaid without penalty.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. The Partnership is currently evaluating the capital improvement needs of each of its properties for the year 2004 and currently expects to budget approximately $253,000. Additional improvements may be considered and will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flow generated by the properties. The additional capital expenditures for the year 2004 at the Partnership's properties will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's investment properties of approximately $11,034,000 is amortized over varying periods, with balloon payments of approximately $4,416,000 due in July 2010 for Covington Pointe Apartments and approximately $2,606,000 due in September 2007 for Lakeside Apartments. The Managing General Partner refinanced the mortgage encumbering Lakeside Apartments in November 2003. The new mortgage was not sufficient to repay the existing debt and accordingly an affiliate of the Managing General Partner advanced approximately $1,350,000 to cover the shortfall. The Managing General Partner will attempt to refinance and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

The Partnership distributed the following amounts during the years ended December 31, 2003 and 2002 (in thousands except per unit data):


                                          Per                               Per
                      Year Ended        Limited         Year Ended        Limited
                     December 31,     Partnership      December 31,     Partnership
                         2003             Unit             2002             Unit

Sales (1)              $3,724           $134.90          $   --            $   --
Operations                 --                --             620             22.45
Refinancing (2)         1,515             54.90             708             25.66
                       $5,239           $189.80          $1,328            $48.11

(1)   Proceeds from the sale of North Springs Apartments in April 2003.

(2) Proceeds from the refinance of Covington Pointe Apartments in June 2003 and the joint venture property in January 2002.

The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit any distributions to its partners during 2004 or subsequent periods.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 12,272.50 limited partnership units (the "Units") in the Partnership representing 45.83% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 45.83% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as it sole stockholder.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Any concessions given at the inception of the lease are amortized over the life of the lease.

Item 7.     Financial Statements

                       DAVIDSON INCOME REAL ESTATE, L.P.

LIST OF CONSOLIDATED FINANCIAL STATEMENTS

      Report of Ernst & Young LLP, Independent Auditors

      Consolidated Balance Sheet - December 31, 2003

      Consolidated Statements of Operations - Years ended December 31, 2003 and 2002

      Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2003 and 2002

      Consolidated Statements of Cash Flows - Years ended December 31, 2003 and 2002

      Notes to Consolidated Financial Statements

              Report of Ernst & Young LLP, Independent Auditors



The Partners
Davidson Income Real Estate, L.P.


We have audited the accompanying consolidated balance sheet of Davidson Income Real Estate, L.P. as of December 31, 2003, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Davidson Income Real Estate, L.P. at December 31, 2003, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.


                                                          /s/ERNST & YOUNG LLP



Greenville, South Carolina
February 27, 2004

                        DAVIDSON INCOME REAL ESTATE, L.P.

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2003


Assets
   Cash and cash equivalents                                                 $ 585
   Receivables and deposits                                                      323
   Restricted escrows                                                             30
   Other assets                                                                  263
   Investment properties (Notes C and H):
      Land                                                    $ 3,523
      Buildings and related personal property                   19,560
                                                                23,083
      Less accumulated depreciation                            (12,407)       10,676

                                                                            $ 11,877
Liabilities and Partners' Deficit
Liabilities
      Accounts payable                                                       $ 519
      Tenant security deposit liabilities                                         71
      Accrued property taxes                                                     303
      Other liabilities                                                          106
      Due to affiliates (Note G)                                               1,376
      Mortgage notes payable (Note C)                                         11,034
      Deficit in joint venture (Note B)                                          838

Partners' Deficit
   General partners                                            $ (843)
   Limited partners (26,776 units issued and
      outstanding)                                              (1,527)       (2,370)
                                                                            $ 11,877


        See Accompanying Notes to Consolidated Financial Statements

                        DAVIDSON INCOME REAL ESTATE, L.P.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                        (in thousands, except unit data)

                                December 31, 2003


                                                                Years Ended
                                                                December 31,
                                                          2003              2002
                                                                         (Restated)
Revenues:
  Rental income                                         $ 3,224            $ 3,514
  Other income                                              246                259
  Casualty gain (Note D)                                    651                 --
     Total revenues                                       4,121              3,773

Expenses:
  Operating                                               1,428              1,456
  General and administrative                                223                214
  Depreciation                                              870                874
  Interest                                                  765                868
  Property taxes                                            379                387
  Loss on early extinguishment
    of debt                                                  57                 --
     Total expenses                                       3,722              3,799

Income (loss) before equity in loss of joint
  venture                                                   399                (26)
Equity in loss of joint venture                              (6)               (21)

Income (loss) from continuing operations                    393                (47)
Loss from discontinued operations                          (210)              (138)
Gain on sale of discontinued operations (Note E)          3,524                 --

Net income (loss)                                       $ 3,707            $ (185)

Net income (loss) allocated to
  general partners (3%)                                  $ 111              $ (6)
Net income (loss) allocated to
  limited partners (97%)                                  3,596               (179)

                                                        $ 3,707            $ (185)
Net income (loss) per limited partnership unit:
  Income (loss) from continuing operations              $ 14.24            $ (1.69)
  Loss from discontinued operations                       (7.60)             (5.00)
  Gain on sale of discontinued operations                127.66                 --

                                                        $134.30            $ (6.69)

Distributions per limited partnership unit              $189.80            $ 48.11


        See Accompanying Notes to Consolidated Financial Statements

                        DAVIDSON INCOME REAL ESTATE, L.P.

           CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)



                                         Limited
                                       Partnership    General     Limited
                                          Units       Partners   Partners     Total

Original capital contributions            26,776        $ 1       $26,776    $26,777

Partners' (deficiency) capital at
  December 31, 2001                       26,776       $ (751)    $ 1,426     $ 675

Distributions to partners                     --          (40)     (1,288)    (1,328)

Net loss for the year ended
  December 31, 2002                           --           (6)       (179)      (185)

Partners' deficit
  at December 31, 2002                    26,776         (797)        (41)      (838)

Distributions to partners                     --         (157)     (5,082)    (5,239)

Net income for the year ended
  December 31, 2003                           --          111       3,596      3,707

Partners' deficit at
  December 31, 2003                       26,776       $ (843)    $(1,527)   $(2,370)


        See Accompanying Notes to Consolidated Financial Statements

                        DAVIDSON INCOME REAL ESTATE, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                     Years Ended
                                                                    December 31,
                                                                    2003      2002
Cash flows from operating activities:
  Net income (loss)                                             $ 3,707      $ (185)
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Gain on sale of discontinued operations                     (3,524)          --
     Casualty gain                                                 (651)          --
     Loss on early extinguishment of debt                            73           --
     Depreciation                                                   949        1,100
     Amortization of loan costs and discounts                        49           64
     Equity in loss of joint venture                                  6           21
     Change in accounts:
      Receivables and deposits                                     (204)          79
      Other assets                                                  (29)         (38)
      Due to affiliates                                              26           --
      Accounts payable                                                8          (44)
      Tenant security deposit liabilities                           (18)          31
      Accrued property taxes                                          1          (75)
      Other liabilities                                             (12)         (32)
       Net cash provided by operating activities                    381          921

Cash flows from investing activities:
  Net proceeds from sale of discontinued operations               5,735           --
  Property improvements and replacements                         (1,662)        (400)
  Net withdrawals from restricted escrows                           153           87
  Insurance proceeds from casualty                                1,051           --
  Distributions from joint venture                                   33          817
       Net cash provided by investing activities                  5,310          504

Cash flows from financing activities:
  Payments on mortgage notes payable                               (216)        (185)
  Loan costs paid                                                  (159)          --
  Advances from affiliates                                        1,350           79
  Payment on advances from affiliate                                (71)          (9)
  Repayments of mortgage notes payable                          (10,222)          --
  Proceeds from mortgage notes payable                            8,875           --
  Distributions to partners                                      (5,239)      (1,328)
       Net cash used in financing activities                     (5,682)      (1,443)

Net increase (decrease) in cash and cash equivalents                  9          (18)
Cash and cash equivalents at beginning of year                      576          594

Cash and cash equivalents at end of year                         $ 585        $ 576

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 791        $ 987
Supplemental disclosures of non-cash flow information:
  Property improvements and replacements in accounts
   payable                                                       $ 405        $ --


        See Accompanying Notes to Consolidated Financial Statements

                        DAVIDSON INCOME REAL ESTATE, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2003


Note A - Organization and Summary of Significant Accounting Policies

Organization

Davidson Income Real Estate, L.P. (the "Partnership" or "Registrant") is a Delaware limited partnership organized in April 1985 to acquire and operate residential real estate properties. The general partners of the Partnership are Davidson Diversified Properties, Inc., a Tennessee corporation ("Managing General Partner"), David W. Talley and James T. Gunn (collectively, "Individual General Partners") (collectively, the "General Partners"). The Partnership owns and operates three apartment properties located in the Mid-West, South and Southeast and owns a joint venture interest in an entity which owns one residential property. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2010, unless terminated prior to such date.

Basis of Presentation

Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operation on the statement of operations. As a result, the accompanying consolidated statements of operations have been restated as of January 1, 2002 to reflect the operations of North Springs Apartments as loss from discontinued operations due to its sale in April 2003. The gain on sale of discontinued operations recognized during the year ended December 31, 2003 was approximately $3,524,000. The loss from discontinued operations recognized during the years ended December 31, 2003 and 2002 was approximately $210,000 and $138,000, respectively.

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

Investment Properties

Investment properties, which consist of three apartment complexes, are stated at cost. Acquisition fees are capitalized as a cost of real estate. Expenditures in excess of $250 that maintain an existing asset which has a useful life of more than one year are capitalized as capital replacement expenditures and depreciated over the estimated useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were recorded in the years ended December 31, 2003 and 2002.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $510,000 at December 31, 2003 that are maintained by the affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits

The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in cash and cash equivalents and receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on rental payments.

Loan Costs

Loan costs of approximately $236,000, less accumulated amortization of approximately $17,000, are included in other assets and are being amortized by the straight-line method over the life of the respective loans. Amortization expense of approximately $43,000 for the year ended December 31, 2003 is included in interest expense and loss from discontinued operations. Amortization expense is expected to be approximately $36,000 for each of the years 2004 through 2006, approximately $32,000 in 2007 and approximately $20,000 in 2008.

Leases

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its residential leases. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants. In addition, the Managing General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Any concessions given at the inception of the lease are amortized over the life of the lease.

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

Restricted Escrows

A general replacement reserve account was established at Lakeside and Covington Pointe Apartments as a result of their refinancing in 2003. These funds were established to cover necessary repairs and replacements of existing improvements. The reserve account balance at December 31, 2003 is approximately $30,000.

Advertising

The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expenses and loss from discontinued operations, was approximately $62,000 and $85,000 for the years ended December 31, 2003 and 2002, respectively.

Fair Value of Financial Statements

SFAS No. 107 "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments, (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt at December 31, 2003, after discounting the scheduled loan payments to maturity, approximates its carrying amount.

Note B - Deficit in Joint Venture Investment

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

The Partnership accounts for its 17.5% investment in Sterling Crest on the equity method. In accordance with the equity method of accounting, the Partnership's original investment in Sterling Crest is increased by advances to Sterling Crest and by the Partnership's share of the earnings of Sterling Crest. The investment is decreased by distributions from Sterling Crest and by the Partnership's share of losses of Sterling Crest. The Partnership's equity in the operations of Sterling Crest amounted to a loss of approximately $6,000 and $21,000 for the years ended December 31, 2003 and 2002, respectively. In 2003 and 2002, the Partnership received distributions of approximately $33,000 and $817,000, respectively, from the joint venture. At December 31, 2003, the Partnership had received distributions in excess of its general partnership investment and has an investment deficiency of approximately $838,000.

The following table represents Sterling Crest's net liabilities as of December 31, 2003 and net loss for the years ended December 31, 2003 and 2002 (in thousands):

                         December 31, 2003

Total assets                 $  6,551
Total liabilities             (11,339)

Net liabilities              $ (4,788)

                              Years Ended December 31,
                               2003              2002

Total revenues                $ 2,361           $ 2,545
Total expenses                 (2,395)           (2,665)

Net loss                      $   (34)          $  (120)

Note C - Mortgage Notes Payable

The terms of mortgage notes payable are as follows:


                        Principal      Monthly                           Principal
                        Balance At     Payment     Stated                 Balance
                       December 31,   Including   Interest  Maturity       Due At
      Property             2003       Interest      Rate      Date        Maturity
                            (in thousands)                             (in thousands)

Lakeside                 $ 2,867         $ 11       (1)     09/01/07      $ 2,606
Bexley House               2,251           19      7.32%    01/01/21           --
Covington Pointe
  1st mortgage             5,916           36      3.81%    07/01/10      $ 4,416
                         $11,034         $ 66                             $ 7,022

(1) Adjustable rate based on the Fannie Mae discounted mortgage-backed security index plus 85 basis points. The rate at December 31, 2003 was 1.92%.

In June 2003, the Partnership refinanced the mortgages encumbering Covington Pointe Apartments. The refinancing replaced mortgage indebtedness of approximately $4,343,000 with a new mortgage of $6,000,000. The new mortgage carries a stated interest rate of 3.81% compared to the 7.83% interest rate on the old mortgages. Payments of principal and interest of approximately $36,000 are due on the first day of each month commencing in August 2003 until July 2010 at which time a balloon payment in the amount of approximately $4,416,000 is due. Capitalized loan costs, which are included in other assets, incurred with the refinancing were approximately $95,000, and are being amortized over the life of the mortgage note payable. The Partnership wrote off unamortized loan costs of approximately $51,000 and mortgage discounts of approximately $6,000 resulting in a loss on early extinguishment of debt of approximately $57,000.

On  November  3, 2003,  the  Partnership  refinanced  the  mortgage  encumbering
Lakeside Apartments. The refinancing replaced mortgage indebtedness of approximately $4,100,000 with a new mortgage in the amount of $2,875,000. Total capitalized loan costs were approximately $64,000. Due to the shortfall between the new mortgage loan and the amount needed to pay off the existing mortgage, the Managing General Partner advanced the Partnership approximately $1,350,000 to cover the shortfall and other closing costs.

Initially the November 3, 2003, refinancing of Lakeside Apartments was under an interim credit facility ("Interim Credit Facility") which also provided for the refinancing of several other properties. The Interim Credit Facility created separate loans for each property refinanced thereunder, which loans were not cross-collateralized or cross-defaulted with each other. During the term of the Interim Credit Facility, Lakeside Apartments was required to make interest only payments. The first months interest rate for Lakeside Apartments was 1.9%.

As of December 1, 2003, the loan on Lakeside Apartments was transferred to a different lender. The credit facility ("Permanent Credit Facility") with the new lender matures in September 2007 and has an option for the Partnership to elect one five-year extension. This Permanent Credit Facility also created separate loans for each property refinanced thereunder, which loans are not cross-collateralized or cross-defaulted with each other. Each note under this Permanent Credit Facility is initially a variable rate loan, and after three years, the Partnership has the option of converting to a fixed rate loan. The interest rate on the variable rate loans is 85 basis points over the Fannie Mae discounted mortgage-backed security index (1.92% per anum at December 1, 2003), and the rate resets monthly. Each loan automatically renews at the end of each month. In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month that the property is financed on the Permanent Credit Facility. The loans may be prepaid without penalty.

The mortgage notes payable are non-recourse and are secured by pledge of the respective investment properties and by pledge of revenues from the respective investment properties. Certain of the notes require prepayment penalties if repaid prior to maturity and prohibit resale of the properties subject to existing indebtedness.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2003 are as follows (in thousands):

                               2004              $ 348
                               2005                 362
                               2006                 378
                               2007               2,966
                               2008                 333
                            Thereafter            6,647
                                                $11,034

Note D - Casualty Event

In December 2002, Bexley House Apartments experienced a fire, causing damage to 32 units. As of December 31, 2003 the Partnership estimates the property damages to be approximately $1,452,000 and lost rents to be approximately $384,000 as a result of the fire. Reconstruction of the units has been completed. During the year ended December 31, 2003, a casualty gain of approximately $651,000 was recorded at Bexley House Apartments. The gain was the result of the receipt of insurance proceeds of approximately $1,051,000 partially offset by the write off of approximately $400,000 of undepreciated fixed assets. The Managing General Partner expects that the damage and lost rents will be fully covered by insurance proceeds received during 2003 and additional proceeds to be received in 2004. Subsequent to December 31, 2003, the Partnership received approximately $327,000 of additional insurance proceeds.

Note E - Sale of Investment Property

On April 15, 2003, the Partnership sold North Springs Apartments to an unrelated third party for a gross sales price of approximately $6,100,000. The net proceeds received by the Partnership were approximately $5,735,000 after payment of closing costs, including a commission paid to the Managing General Partner as permitted under the terms of the Partnership Agreement. The Partnership used approximately $1,779,000 of the net proceeds to repay the mortgages encumbering the property. As a result of the sale, the Partnership realized a gain of approximately $3,524,000 during the year ended December 31, 2003. The increase in the gain of approximately $52,000 from the nine months ended September 30, 2003 is the result of expense reserves established at the time of the sale, which were determined to be unneeded. The property's operations, loss of approximately $210,000 and $138,000 for the years ended December 31, 2003 and 2002, respectively, are included in loss from discontinued operations on the accompanying consolidated statements of operations and include revenues of approximately $229,000 and $1,063,000, respectively. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $16,000 for the year ended December 31, 2003 due to the write off of unamortized loan costs and mortgage discounts, which is also included in loss from discontinued operations.

Note F - Income Taxes

The Partnership received a ruling from the Internal Revenue Service that it is to be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income (loss) and Federal taxable income (loss) (in thousands, except per unit data):

                                         2003          2002

Net income (loss) as reported          $ 3,707       $  (185)
Add (deduct)
  Depreciation differences                   13            8
  Equity in joint venture                   (31)           6
  Prepaid rents                              17           (2)
   Gain on sale                            (971)          --
   Casualty                                (690)          --
  Other                                      95           47

Federal taxable income (loss)           $ 2,140      $  (126)

Federal taxable income (loss)
  per limited partnership unit          $ 77.52      $ (4.57)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets as of December 31, 2003 (in thousands):

Net liabilities as reported                  $ (2,370)
Land and buildings                              1,461
Accumulated depreciation                          191
Syndication                                     3,809
Other                                           1,127

Net assets - Federal tax basis               $  4,218

Note G - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for property management services and (ii) for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $164,000 and $249,000 for the years ended December 31, 2003 and 2002, respectively, which is included in operating expenses and loss from discontinued operations.

An affiliate of the Managing General Partner received reimbursements of accountable administrative expenses amounting to approximately $318,000 and $161,000 for the years ended December 31, 2003 and 2002, respectively, which is included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $176,000 and $15,000 for the years ended December 31, 2003 and 2002, respectively. The construction management service fees are calculated based on a percentage of current year additions to investment properties. As of December 31, 2003, the Partnership owed approximately $26,000 of accrued accountable administrative expenses to an affiliate of the Managing General Partner. Such amount is included in due to affiliates on the consolidated balance sheet.

During the years ended December 31, 2003 and 2002, an affiliate of the Managing General Partner advanced the Partnership approximately $1,350,000 and $79,000, respectively, to fund the repayment of the mortgage at Lakeside Apartments in 2003 and operating obligations at North Springs Apartments in 2002. During the years ended December 31, 2003 and 2002, the Partnership repaid advances of approximately $71,000 and $9,000, respectively. At December 31, 2003, the amount of the outstanding loans and accrued interest was approximately $1,350,000 and are shown as Due to affiliates on the accompanying consolidated balance sheet. Interest on the advances was charged at the prime rate plus 1%, or 5.00% at December 31, 2003, in accordance with the Partnership Agreement. The Partnership paid approximately $2,000 and $1,000 in interest during the years ended December 31, 2003 and 2002, respectively.

For acting as real estate broker in connection with the sale of North Springs Apartments, the Managing General Partner was paid a real estate commission of approximately $183,000 during the year ended December 31, 2003. When the Partnership terminates, the Managing General Partner will have to return this commission if the limited partners do not receive their original invested capital plus a 12% per annum cumulative non-compounded return.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $66,000 and $80,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 12,272.50 limited partnership units (the "Units") in the Partnership representing 45.83% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 45.83% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as it sole stockholder.

Note H - Investment Properties and Accumulated Depreciation

                                                   Initial Cost
                                                  To Partnership
                                                  (in thousands)


                                                           Buildings      Net Cost
                                                          and Related    Capitalized
                                                           Personal     Subsequent to
Description                  Encumbrances       Land       Property      Acquisition
                            (in thousands)                             (in thousands)
Lakeside Apartments             $ 2,867       $ 1,259       $ 5,791         $ 453
Bexley House Apartments           2,251           647         3,067          1,308
Covington Pointe
 Apartments                       5,916         1,935         7,041          1,582

Totals                          $11,034       $ 3,841       $15,899        $ 3,343



                     Gross Amount At Which
                            Carried
                        At December 31, 2003
                         (in thousands)
                           Buildings
                          And Related
                           Personal            Accumulated     Date of      Date    Depreciable
   Description     Land    Property    Total   Depreciation  Construction Acquired  Life-Years
                                              (in thousands)
Lakeside          $ 1,046   $ 6,457   $ 7,503    $ 4,498         1980       05/86      5-30
Bexley House          542     4,480     5,022      2,133         1972       09/86      5-30
Covington Pointe    1,935     8,623    10,558      5,776         1982       03/87      5-30

Totals            $ 3,523   $19,560   $23,083    $12,407


Reconciliation of "investment properties and accumulated depreciation"

                                              Years Ended December 31,
                                                 2003          2002
                                                   (in thousands)
Investment Properties
Balance at beginning of year                    $27,335       $26,935
  Property improvements and replacements          2,067           400
  Disposals of property                            (878)           --
  Sale of property                               (5,441)           --
Balance at end of year                          $23,083       $27,335

Accumulated Depreciation
Balance at beginning of year                    $15,220       $14,120
  Additions charged to expense                      949         1,100
  Disposals of property                            (478)           --
  Sale of property                               (3,284)           --
Balance at end of year                          $12,407       $15,220

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2003 and 2002, is approximately $24,544,000 and $30,522,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2003 and 2002, is approximately $12,216,000 and $14,912,000, respectively.

Note I - Commitments and Contingencies

The Partnership Agreement provides for payment of a fee to the Managing General Partner for managing the affairs of the Partnership. The fee is 2% of adjusted cash from operations, as defined in the Partnership Agreement. The fee is payable only after the Partnership has distributed, to all limited partners, adjusted cash from operations in any year equal to 10% of their adjusted invested capital as defined in the partnership agreement. No fees were payable for the years ended December 31, 2003 and 2002.

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. The Managing General Partner is currently scheduled to file a brief in support of the order approving settlement and entering judgment thereto by April 23, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Discovery is currently underway.

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

Item 8a.    Controls and Procedures

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                                    PART III

     Item 9. Directors, Executive Officers, Promoters and Control Persons;
                Compliance with Section 16(a) of the Exchange Act

The Partnership does not have any directors or officers. The names of the directors and officers of Davidson Diversified Properties, Inc. (the "Managing General Partner"), their ages and the nature of all positions presently held by them are set forth below. There are no family relationships between or among any directors and officers.

Peter K. Kompaniez               59   Director
Martha L. Long                   44   Director and Senior Vice President
Harry G. Alcock                  41   Executive Vice President
Miles Cortez                     60   Executive Vice President, General Counsel
                                      and Secretary
Patti K. Fielding                40   Executive Vice President
Paul J. McAuliffe                47   Executive Vice President and Chief
                                      Financial Officer
Thomas M. Herzog                 41   Senior Vice President and Chief Accounting
                                      Officer

Peter K. Kompaniez has been Director of the Managing General Partner since February 2004. Mr. Kompaniez has been Vice Chairman of the Board of Directors of AIMCO since July 1994 and was appointed President in July 1997. Mr. Kompaniez has also served as Chief Operating Officer of NHP Incorporated after it was acquired by AIMCO in December 1997. Effective April 1, 2004, Mr. Kompaniez resigned as President of AIMCO. Mr. Kompaniez will continue in his role as Director of the Managing General Partner and Vice Chairman of AIMCO's Board and will serve AIMCO on a variety of special and ongoing projects in an operating role.

Martha L. Long has been a Director and Senior Vice President of the Managing General Partner since February 2004. Ms. Long has been with AIMCO since
October 1998 and has served in various capacities. From 1998 to 2001, Ms. Long served as Senior Vice President and Controller of AIMCO and the Managing General Partner. During 2002 and 2003, Ms. Long served as Senior Vice President of Continuous Improvement for AIMCO.

Harry G. Alcock was appointed Executive Vice President of the Managing General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999. Prior to October 1999 Mr. Alcock served as a Vice President of AIMCO from July 1996 to October 1997, when he was promoted to Senior Vice President-Acquisitions where he served until October 1999. Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994.

Miles Cortez was appointed Executive Vice President, General Counsel and Secretary of the Managing General Partner in February 2004 and of AIMCO in August 2001. Prior to joining AIMCO, Mr. Cortez was the senior partner of Cortez Macaulay Bernhardt & Schuetze LLC, a Denver law firm, from December 1997 through September 2001.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the Managing General Partner in February 2004 and of AIMCO in February 2003. Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003. Ms. Fielding is responsible for securities and debt financing and the treasury department. Ms. Fielding joined AIMCO in February 1997 and served as Vice President - Tenders, Securities and Debt until January 2000.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the Managing General Partner since April 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and was appointed Chief Financial Officer of AIMCO in October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas M. Herzog was appointed Senior Vice President and Chief Accounting Officer of the Managing General Partner in February 2004 and of AIMCO in January 2004. Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002. Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 until 2000, including a two-year assignment in the real estate national office.

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

The board of directors of the Managing General Partner does not have a separate audit committee. As such, the board of directors of the Managing General Partner fulfills the functions of an audit committee. The board of directors has determined that Martha L. Long meets the requirement of an "audit committee financial expert".

The directors and officers of the Managing General Partner with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such directors and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

Item 10.    Executive Compensation

No remuneration was paid by the Partnership to any officer or director of the Managing General Partner during the year ended December 31, 2003.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Partnership to be the beneficial owners of more than 5% of the Limited Partnership Units of the Partnership as of December 31, 2003.

                                                              Percentage
                 Entity                   Number of Units     of Total

AIMCO IPLP, L.P. (formerly known as               570           2.13%
  Insignia Properties, L.P.) (1)
  (an affiliate of AIMCO)
AIMCO Properties, L.P. (2)                   7,872.50          29.40%
  (an affiliate of AIMCO)
Cooper River Properties (1)                     3,830          14.30%
  (an affiliate of AIMCO)

Hospital Corporation of America                 3,000          11.20%
201 West Main Street
Louisville, KY 40202

(1) Entity is indirectly ultimately owned by AIMCO. Its business address is 55 Beattie Place, Greenville, SC 29602.

(2) Entity is indirectly ultimately controlled by AIMCO. Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

As of December 31, 2003, no director or officer of the Managing General Partner owns, nor do the directors or officers as a whole, own more than 1% of the Partnership's Units. No such director or officer had any right to acquire beneficial ownership of additional Units of the Partnership.

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

Affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $164,000 and $249,000 for the years ended December 31, 2003 and 2002, respectively, which is included in operating expenses and loss from discontinued operations.

An affiliate of the Managing General Partner received reimbursements of accountable administrative expenses amounting to approximately $318,000 and $161,000 for the years ended December 31, 2003 and 2002, respectively, which is included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $176,000 and $15,000 for the years ended December 31, 2003 and 2002, respectively. The construction management service fees are calculated based on a percentage of current year additions to investment properties. As of December 31, 2003, the Partnership owed approximately $26,000 of accrued accountable administrative expenses to an affiliate of the Managing General Partner. Such amount is included in due to affiliates on the consolidated balance sheet.

During the years ended December 31, 2003 and 2002, an affiliate of the Managing General Partner advanced the Partnership approximately $1,350,000 and $79,000, respectively, to fund the repayment of the mortgage at Lakeside Apartments in 2003 and operating obligations at North Springs Apartments in 2002. During the years ended December 31, 2003 and 2002, the Partnership repaid advances of approximately $71,000 and $9,000, respectively. At December 31, 2003, the amount of the outstanding loans and accrued interest was approximately $1,350,000 and are shown as Due to affiliates on the accompanying consolidated balance sheet. Interest on the advances was charged at the prime rate plus 1%, or 5.00% at December 31, 2003, in accordance with the Partnership Agreement. The Partnership paid approximately $2,000 and $1,000 in interest during the years ended December 31, 2003 and 2002, respectively.

For acting as real estate broker in connection with the sale of North Springs Apartments, the Managing General Partner was paid a real estate commission of approximately $183,000 during the year ended December 31, 2003. When the Partnership terminates, the Managing General Partner will have to return this commission if the limited partners do not receive their original invested capital plus a 12% per annum cumulative non-compounded return.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $66,000 and $80,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 12,272.50 limited partnership units (the "Units") in the Partnership representing 45.83% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 45.83% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as it sole stockholder.

Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            See Exhibit Index Attached.

      (b) Reports on Form 8-K:

            None filed during the quarter ended December 31, 2003.

Item 14.    Principal Accountant Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2004.

Audit  Fees.  The  Partnership   paid  to  Ernst  &  Young  LLP  audit  fees  of
approximately $50,000 and $42,000 for 2003 and 2002, respectively.

Tax Fees. The Partnership paid to Ernst & Young LLP fees for tax services for 2003 and 2002 of approximately $19,000 and $14,000, respectively.

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


                                    DAVIDSON INCOME REAL ESTATE, L.P.


                                    By:   Davidson Diversified Properties,
                                      Inc.,
                                          Managing General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President

                                    By:   /s/Thomas M. Herzog
                                          Thomas M. Herzog
                                          Senior Vice President and
                                          Chief Accounting Officer

                                    Date: March 29, 2004


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.

/s/Peter K. Kompaniez         Director                      Date: March 29, 2004
Peter K. Kompaniez

/s/Martha L. Long             Director and                  Date: March 29, 2004
Martha L. Long                Senior Vice President

/s/Thomas M. Herzog           Senior Vice President         Date: March 29, 2004
Thomas M. Herzog              and Chief Accounting Officer

                         DAVIDSON INCOME REAL ESTATE, LP
                                  EXHIBIT INDEX


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

10SS Contracts related to the sale of North Springs Apartments:

                 (a)    Purchase  and  Sale   Contract   between   Davidson  IRE
                        Associates, L.P., as Seller and Capital City Holdings, L.L.C., as Purchaser, effective February 11, 2003.

                  (b) First Amendment of Purchase and Sale Contract between Davidson IRE Associates, L.P., as Seller and Capital City Holdings, L.L.C., as Purchaser, effective March 13, 2003.

                 (c) Reinstatement and Second Amendment of Purchase and Sale Contract between Davidson IRE Associates, L.P., as Seller and Capital City Holdings, L.L.C., as Purchaser, effective March 26, 2003.

                  (d) Assignment and Assumption of Sales Contract effective April 15, 2003 between Capital City Holdings, L.L.C., as assignor and Wingservice Holdings, L.L.C., as assignee.

10TT              Contracts  related to refinancing of debt of Covington  Pointe
                  Apartments:

                  (a) Multifamily Note dated June 26, 2003 between AIMCO Covington Pointe, L.P., a Delaware limited partnership, and Keycorp Real Estate Capital Markets, Inc., an Ohio corporation.

                  (b) Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing dated June 26, 2003 between AIMCO Covington Pointe, L.P., a Delaware limited partnership, and Keycorp Real Estate Capital Markets, Inc., an Ohio corporation.

                  (c) Replacement Reserve and Security Agreement dated June 26, 2003 between AIMCO Covington Pointe, L.P., a Delaware limited partnership, and Keycorp Real Estate Capital Markets, Inc., an Ohio corporation.

10UU              Contracts   related  to   refinancing   of  debt  of  Lakeside
                  Apartments:

                  (a) Multifamily Note dated November 3, 2003 between Davidson Income Real Estate, L.P., a Delaware limited partnership, and GMAC Commercial Mortgage Corporation, a California corporation.

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

Exhibit 31.1
                                  CERTIFICATION

I, Martha L. Long, certify that:


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

Date: March 29, 2004
                                    /s/Martha L. Long
                                    Martha L. Long
                                    Senior Vice President of Davidson
                                    Diversified Properties, Inc., equivalent
                                    of the chief executive officer of the
                                    Partnership

Exhibit 31.2

                                  CERTIFICATION


I, Thomas M. Herzog, certify that:


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

Date: March 29, 2004
                                    /s/Thomas M. Herzog
                                    Thomas M. Herzog
                                    Senior Vice President and Chief
                                    Accounting Officer of Davidson
                                    Diversified Properties, Inc., equivalent
                                    of the chief financial officer of the
                                    Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of Davidson Income Real Estate, L.P. (the "Partnership"), for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Thomas M. Herzog, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  March 29, 2004


                                           /s/Thomas M. Herzog
                                    Name:  Thomas M. Herzog
                                    Date:  March 29, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.