Form 10QSB
period 2004-03-31
DAVIDSON INCOME REAL ESTATE LP
filed 2004-05-17
CIK 768598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2004


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

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS



                        DAVIDSON INCOME REAL ESTATE, L.P.

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 2004


Assets
   Cash and cash equivalents                                                 $ 187
   Receivables and deposits                                                     368
   Restricted escrows                                                            15
   Other assets                                                                 351
   Investment properties:
       Land                                                  $ 3,523
       Buildings and related personal property                 19,625
                                                               23,148
       Less accumulated depreciation                          (12,649)       10,499
                                                                           $ 11,420
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 139
   Tenant security deposit liabilities                                           74
   Accrued property taxes                                                       155
   Other liabilities                                                             75
   Due to affiliate                                                           1,299
   Deficit in joint venture                                                     847
   Mortgage notes payable                                                    10,949

Partners' Deficit
   General partners                                           $ (835)
   Limited partners (26,776 units issued and
      outstanding)                                             (1,283)       (2,118)
                                                                           $ 11,420


         See Accompanying Notes to Consolidated Financial Statements


                        DAVIDSON INCOME REAL ESTATE, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)

                                                               Three Months Ended
                                                                    March 31,
                                                               2004          2003
Revenues:
   Rental income                                              $  720        $  848
   Other income                                                   58            62
   Casualty gain                                                 388            --
      Total revenues                                           1,166           910

Expenses:
   Operating                                                     363           358
   General and administrative                                     50            42
   Depreciation                                                  246           220
   Interest                                                      148           216
   Property taxes                                                 98            94
      Total expenses                                             905           930

Income (loss) before equity in (loss) income of joint
   venture                                                       261           (20)
Equity in (loss) income of joint venture                          (9)            2
Income (loss) from continuing operations                         252           (18)
Loss from discontinued operations                                 --          (106)
Net income (loss)                                             $  252        $ (124)

Net income (loss) allocated to general partners (3%)          $    8        $   (4)
Net income (loss) allocated to limited partners (97%)            244          (120)

                                                              $  252        $ (124)
Per limited partnership unit:
  Income (loss) from continuing operations                    $ 9.11        $(0.65)
  Loss from discontinued operations                               --         (3.84)
Net income (loss)                                             $ 9.11        $(4.49)


         See Accompanying Notes to Consolidated Financial Statements


                        DAVIDSON INCOME REAL ESTATE, L.P.

            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)

                                     Limited
                                   Partnership   General      Limited
                                      Units      Partners    Partners       Total

Original capital contributions        26,776       $ 1        $26,776     $ 26,777

Partners' deficit at
   December 31, 2003                  26,776      $ (843)    $(1,527)     $ (2,370)

Net income for the three months
   ended March 31, 2004                   --           8         244           252

Partners' deficit
   at March 31, 2004                  26,776      $ (835)    $(1,283)     $ (2,118)


         See Accompanying Notes to Consolidated Financial Statements


                        DAVIDSON INCOME REAL ESTATE, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                 Three Months Ended
                                                                       March 31,
                                                                  2004          2003
Cash flows from operating activities:
  Net income (loss)                                              $ 252       $ (124)
  Adjustments to reconcile net income (loss) to net cash
   (used in) provided by operating activities:
     Casualty gain                                                 (388)          --
     Depreciation                                                   246          280
     Amortization of loan costs and discounts                         9           18
     Equity in loss (income) of joint venture                         9           (2)
     Change in accounts:
      Receivables and deposits                                       19         (130)
      Other assets                                                  (97)          (3)
      Accounts payable                                              (88)          66
      Tenant security deposit liabilities                             3            7
      Accrued property taxes                                       (148)        (121)
      Other liabilities                                             (31)          49
      Due to affiliates                                             (26)          --
       Net cash (used in) provided by operating activities         (240)          40

Cash flows from investing activities:
  Property improvements and replacements                           (364)        (121)
  Net withdrawals from (deposits to) restricted escrows              15           (2)
  Insurance proceeds received                                       327           --
       Net cash used in investing activities                        (22)        (123)

Cash flows from financing activities:
  Payment on advances from affiliate                                (51)          --
  Payments on mortgage notes payable                                (85)         (48)
       Net cash used in financing activities                       (136)         (48)

Net decrease in cash and cash equivalents                          (398)        (131)
Cash and cash equivalents at beginning of period                    585          576

Cash and cash equivalents at end of period                       $ 187        $ 445

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 128        $ 242
  Supplemental disclosure of non-cash flow information:
  Property improvements and replacements in accounts
    payable                                                      $ 113        $ --

At December 31, 2003, accounts payable included approximately $405,000 of property improvements and replacements.

         See Accompanying Notes to Consolidated Financial Statements


                        DAVIDSON INCOME REAL ESTATE, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Davidson Income Real Estate, L.P. (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of
Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Diversified Properties, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $38,000 and $49,000 for the three months ended March 31, 2004 and 2003, respectively, which is included in operating expenses and loss from discontinued operations.

An affiliate of the Managing General Partner received reimbursements of accountable administrative expenses amounting to approximately $74,000 and $27,000 for the three months ended March 31, 2004 and 2003, respectively, which is included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $44,000 and $1,000 for the three months ended March 31, 2004 and 2003, respectively. The construction management service fees are based on a percentage of current additions to investment properties.

During the three months ended March 31, 2004 and 2003, the Partnership did not receive any advances from an affiliate of the Managing General Partner. During the three months ended March 31, 2004, the Partnership repaid previous advances of approximately $68,000, including $17,000 of interest. There were no such repayments during the three months ended March 31, 2003. At March 31, 2004, the amount of outstanding advances was approximately $1,299,000 and is shown as Due to affiliates on the accompanying consolidated balance sheet. Interest on advances is charged at prime plus 2%, or 6.00% at March 31, 2004, in accordance with the Partnership Agreement. During the three months ended March 31, 2004 and 2003, the Partnership recognized interest expense of approximately $17,000 and $1,000, respectively, relative to obligations due to affiliates.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During 2004, the Partnership anticipates its cost for insurance coverage and fees associated with policy claims administration provided by AIMCO and its affiliates will be approximately $34,000. The Partnership was charged approximately $66,000 for 2003.

Note C - Investment in Joint Venture

The Partnership owns a 17.5% interest in the Sterling Crest Joint Venture with Davidson Growth Plus, L.P., an affiliate of the Managing General Partner, which owns the remaining 82.5% of the joint venture.

There were no distributions received from the joint venture during the three months ended March 31, 2004 and 2003. For the three months ended March 31, 2004, the Partnership recognized approximately $9,000 of equity in loss of the joint venture. For the three months ended March 31, 2003, the Partnership recognized approximately $2,000 of equity in income of the joint venture. At March 31, 2004, the Partnership had received distributions and equity in losses of the joint venture in excess of its general partnership interest and has an investment deficiency of approximately $847,000.

The following table represents the net (loss) income of the Sterling Crest Joint Venture for the three months ended March 31, 2004 and 2003 (in thousands):

                                                    Three Months Ended March 31,
                                                      2004                2003

     Total revenues                                 $   565            $   606
     Total expenses                                    (615)              (594)
     Net (loss) income                              $   (50)           $    12

Note D - Contingencies

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. Objector is scheduled to file a reply brief no later than May 13, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Defendants have filed an answer to the Amended Complaint denying the substantive allegations. Discovery is currently underway.

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

Pursuant to a formal order of investigation received by AIMCO on March 29, 2004, the Central Regional Office of the United States Securities and Exchange Commission is conducting an investigation relating to certain matters. AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, and capitalization of expenses and payroll. AIMCO is cooperating fully. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations taken as a whole. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations taken as a whole.

Note E - Casualty Event

In December 2002, Bexley House Apartments experienced a fire, causing damage to 32 units. Reconstruction of the units was completed during 2003. During the three months ended March 31, 2004, a casualty gain of approximately $388,000 was recorded at Bexley House Apartments. The gain was the result of the recognition of insurance recoveries of approximately $391,000 partially offset by the write off of approximately $3,000 of undepreciated fixed assets. The Partnership recognized revenue from lost rents of approximately $96,000 during the three months ended March 31, 2003.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; litigation, including costs associated with prosecuting and defending claims and any adverse outcomes, and possible environmental liabilities. Readers should carefully review the Partnership's financial statements and the notes thereto, as well as the risk factors described in the documents the Partnership files from time to time with the Securities and Exchange Commission.

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2004 and 2003:

                                                   Average Occupancy
      Property                                      2004       2003

      Lakeside Apartments                           94%        88%
         Charlotte, North Carolina (1)
      Bexley House Apartments                       64%        49%
         Columbus, Ohio (2)
      Covington Pointe Apartments                   85%        95%
         Dallas, Texas (3)

(1) The Managing General Partner attributes the increase in occupancy at Lakeside Apartments to increased marketing efforts by management.

(2) The Managing General Partner attributes the increase in occupancy at Bexley House Apartments to the completion of units that were destroyed by a fire in December 2002.

(3) The Managing General Partner attributes the decrease in occupancy at Covington Pointe Apartments to the decline in the market conditions in the Dallas area and an increased effort to attract a more stable customer base.

The Partnership's financial results are dependent upon a number of factors including the ability to attract and maintain tenants at the investment properties, interest rates on mortgage loans, costs incurred to operate the investment properties, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan. Further, a number of factors which are outside the control of the Partnership such as the local economic climate and weather can adversely or positively impact the Partnership's financial results.

Results of Operations

The Partnership realized net income of approximately $252,000 for the three months ended March 31, 2004 compared to a net loss of approximately $124,000 for the three months ended March 31, 2003. The decrease in net loss is due to an increase in total revenues and decreases in total expenses and loss from discontinued operations.

On April 15, 2003, the Partnership sold North Springs Apartments to an unrelated third party. The property's operations, a loss of approximately $106,000 for the three months ended March 31, 2003, are included in loss from discontinued operations on the accompanying consolidated statements of operations and include revenues of approximately $229,000. The Partnership did not recognize any income or loss from discontinued operations during the three months ended March 31, 2004.

The Partnership's income from continuing operations for the three months ended March 31, 2004 was approximately $252,000 compared to a loss from continuing operations of approximately $18,000 for the three months ended March 31, 2003. The decrease in loss from continuing operations is due to an increase in total revenues and a decrease in total expenses. Total revenues increased due to the recognition in 2004 of a casualty gain partially offset by a decrease in rental income. Rental income decreased due to decreases in occupancy at Covington Pointe Apartments, average rental rates at all of the investment properties and lost rents at Bexley House Apartments partially offset by an increase in occupancy at Bexley House and Lakeside Apartments.

In December 2002, Bexley House Apartments experienced a fire, causing damage to 32 units. Reconstruction of the units was completed during 2003. During the three months ended March 31, 2004, a casualty gain of approximately $388,000 was recorded at Bexley House Apartments. The gain was the result of the recognition of insurance recoveries of approximately $391,000 partially offset by the write off of approximately $3,000 of undepreciated fixed assets. The Partnership recognized revenue from lost rents of approximately $96,000 during the three months ended March 31, 2003.

The decrease in total expenses is due to a decrease in interest expense partially offset by an increase in depreciation expense. Interest expense decreased due to a decrease in the interest rates on the mortgages at Covington Pointe and Lakeside Apartments as a result of the refinancing of the mortgages in June 2003 and November 2003, respectively. Depreciation expense increased due to fixed assets placed into service over the past twelve months, primarily at Bexley House Apartments.

Included in general and administrative expense for the three months ended March 31, 2004 and 2003 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The Partnership owns a 17.5% interest in Sterling Crest Joint Venture (the "Joint Venture"). The Partnership recognized equity in loss of the joint venture of approximately $9,000 for the three months ended March 31, 2004 compared to equity in income of the joint venture of approximately $2,000 for the three months ended March 31, 2003.

Liquidity and Capital Resources

At March 31, 2004, the Partnership had cash and cash equivalents of approximately $187,000 compared to approximately $445,000 at March 31, 2003.
Cash and cash equivalents decreased approximately $398,000 since December 31, 2003 due to approximately $240,000 of cash used in operating activities, approximately $136,000 of cash used in financing activities and approximately $22,000 of cash used in investing activities. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Partnership's investment properties and a payment on advances from an affiliate of the Managing General Partner. Cash used in investing activities consisted of property improvements and replacements partially offset by insurance proceeds received from the casualty at Bexley House Apartments and the refund of restricted escrows maintained by the former mortgage lender. The Partnership invests its working capital reserves in interest bearing accounts.

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

Lakeside Apartments

During the three months ended March 31, 2004, the Partnership completed approximately $19,000 of capital improvements at Lakeside Apartments, consisting primarily of plumbing upgrades and appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $100,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Bexley House Apartments

During the three months ended March 31, 2004, the Partnership completed approximately $36,000 of capital improvements at Bexley House Apartments, consisting primarily of HVAC and building improvements and appliance replacements. These improvements were funded from insurance proceeds and operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $23,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Covington Pointe Apartments

During the three months ended March 31, 2004, the Partnership completed approximately $17,000 of capital improvements at Covington Pointe Apartments, consisting primarily of roof replacements and appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $82,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's investment properties of approximately $10,949,000 is amortized over varying periods, with balloon payments of approximately $4,416,000 due in July 2010 for Covington Pointe Apartments and approximately $2,606,000 in September 2007 for Lakeside Apartments. The Managing General Partner has the option to extend the maturity of the mortgage encumbering Lakeside Apartments for an additional five years. The Managing General Partner will attempt to refinance and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

The Partnership did not distribute any funds during the three months ended March 31, 2004 and 2003. The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit any distributions to its partners during the remainder of 2004 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 12,287.50 limited partnership units (the "Units") in the Partnership representing 45.89% of the outstanding Units at March 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 45.89% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as it sole stockholder.

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. Objector is scheduled to file a reply brief no later than May 13, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Defendants have filed an answer to the Amended Complaint denying the substantive allegations. Discovery is currently underway.

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

                  32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2004.

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


                                    Date: May 17, 2004

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


Date: May 17, 2004

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


Date: May 17, 2004

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Davidson Income Real Estate, L.P. (the "Partnership"), for the quarterly period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Thomas M. Herzog, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  May 17, 2004


                                           /s/Thomas M. Herzog
                                    Name:  Thomas M. Herzog
                                    Date:  May 17, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.