Form 10QSB
period 2004-06-30
DAVIDSON INCOME REAL ESTATE LP
filed 2004-08-16
CIK 768598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2004


[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No ___

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS



                        DAVIDSON INCOME REAL ESTATE, L.P.

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                  June 30, 2004


Assets
   Cash and cash equivalents                                                 $ 276
   Receivables and deposits                                                     127
   Restricted escrows                                                            45
   Other assets                                                                 326
   Investment properties:
       Land                                                  $ 3,523
       Buildings and related personal property                 19,732
                                                               23,255
       Less accumulated depreciation                          (12,899)       10,356
                                                                           $ 11,130
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 97
   Tenant security deposit liabilities                                           72
   Accrued property taxes                                                       200
   Other liabilities                                                             75
   Due to affiliates (Note B)                                                 1,278
   Deficit in joint venture (Note C)                                            854
   Mortgage notes payable                                                    10,870

Partners' Deficit
   General partners                                           $ (841)
   Limited partners (26,776 units issued and
      outstanding)                                             (1,475)       (2,316)
                                                                           $ 11,130


         See Accompanying Notes to Consolidated Financial Statements


                        DAVIDSON INCOME REAL ESTATE, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                         Three Months Ended        Six Months Ended
                                              June 30,                 June 30,
                                         2004          2003         2004        2003
Revenues:
  Rental income                          $ 710        $ 787       $ 1,430     $ 1,635
  Other income                               73           69          131         131
  Casualty gains                              2           81          390          81
     Total revenues                         785          937        1,951       1,847

Expenses:
  Operating                                 442          320          805         678
  General and administrative                 53           47          103          89
  Depreciation                              250          224          496         444
  Interest                                  136          232          284         448
  Property taxes                             95           95          193         189
  Loss on early extinguishment
    of debt                                  --           57           --          57
     Total expenses                         976          975        1,881       1,905

(Loss) income before equity in
  (loss) income of joint venture           (191)         (38)          70         (58)
Equity in (loss) income of joint
  venture                                    (7)          --          (16)          2
(Loss) income from continuing
  operations                               (198)         (38)          54         (56)
Loss from discontinued operations            --         (120)          --        (226)
Gain on sale of discontinued
  operations                                 --        3,472           --       3,472
Net (loss) income                       $ (198)      $ 3,314        $ 54      $ 3,190
Net (loss) income allocated to
  general partners (3%)                  $ (6)         $ 99         $ 2         $ 96
Net (loss) income allocated to
  limited partners (97%)                   (192)       3,215           52       3,094
                                        $ (198)      $ 3,314        $ 54      $ 3,190
Net (loss) income per limited partnership unit:
(Loss) income from continuing
  operations                            $ (7.17)     $ (1.38)      $ 1.94     $ (2.03)
Loss from discontinued operations            --        (4.35)          --       (8.19)
Gain on sale of discontinued
  operations                                 --       125.78           --      125.78
                                        $ (7.17)     $120.05       $ 1.94     $115.56
Distributions per limited
  partnership unit                       $ --        $128.36        $ --      $128.36

         See Accompanying Notes to Consolidated Financial Statements


                        DAVIDSON INCOME REAL ESTATE, L.P.

            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)


                                       Limited
                                     Partnership   General      Limited
                                        Units      Partners    Partners       Total

Original capital contributions          26,776       $ 1        $26,776      $26,777

Partners' deficit at
  December 31, 2003                     26,776      $ (843)     $(1,527)     $(2,370)

Net income for the six months
  ended June 30, 2004                       --           2           52           54

Partners' deficit at
  June 30, 2004                         26,776      $ (841)     $(1,475)     $(2,316)


         See Accompanying Notes to Consolidated Financial Statements


                        DAVIDSON INCOME REAL ESTATE, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                  Six Months Ended
                                                                        June 30,
                                                                  2004         2003
Cash flows from operating activities:
  Net income                                                      $ 54       $ 3,190
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Gain on sale of discontinued operations                         --       (3,472)
     Casualty gains                                                (390)         (81)
     Loss on early extinguishment of debt                            --           73
     Depreciation                                                   496          523
     Amortization of loan costs and discounts                        18           31
     Equity in loss (income) of joint venture                        16           (2)
     Change in accounts:
      Receivables and deposits                                      260         (249)
      Other assets                                                  (81)         (79)
      Accounts payable                                              (55)         (55)
      Tenant security deposit liabilities                             1          (24)
      Accrued property taxes                                       (103)        (104)
      Other liabilities                                             (31)         (27)
      Due to affiliates                                             (15)          --
       Net cash provided by (used in) operating activities          170         (276)

Cash flows from investing activities:
  Net proceeds from sale of discontinued operations                  --        5,735
  Property improvements and replacements                           (546)        (285)
  Net (deposits to) withdrawals from restricted escrows             (15)          21
  Insurance proceeds from casualties                                329          126
  Distributions from joint venture                                   --           24
       Net cash (used in) provided by investing activities         (232)       5,621

Cash flows from financing activities:
  Payments on mortgage notes payable                               (164)         (92)
  Loan costs paid                                                    --          (95)
  Payment on advances from affiliates                               (83)         (71)
  Repayments of mortgage notes payable                               --       (6,122)
  Proceeds from mortgage note payable                                --        6,000
  Distributions to partners                                          --       (3,544)
       Net cash used in financing activities                       (247)      (3,924)

Net (decrease) increase in cash and cash equivalents               (309)       1,421
Cash and cash equivalents at beginning of period                    585          576
Cash and cash equivalents at end of period                       $ 276       $ 1,997
Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 246        $ 457
Supplemental disclosure of non-cash flow information:
  Property improvements and replacements in accounts
   payable                                                        $ 38        $ --

At December 31, 2003, accounts payable included approximately $405,000 of property improvements and replacements.

         See Accompanying Notes to Consolidated Financial Statements


                        DAVIDSON INCOME REAL ESTATE, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Davidson Income Real Estate, L.P. (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of
Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Diversified Properties, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $76,000 and $92,000 for the six months ended June 30, 2004 and 2003, respectively, which is included in operating expenses and loss from discontinued operations.

An affiliate of the Managing General Partner received reimbursements of accountable administrative expenses amounting to approximately $104,000 and $57,000 for the six months ended June 30, 2004 and 2003, respectively, which is included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $44,000 and $4,000 for the six months ended June 30, 2004 and 2003, respectively. The construction management service fees are based on a percentage of current additions to investment properties.

During the six months ended June 30, 2004 and 2003, the Partnership did not receive any advances from an affiliate of the Managing General Partner. During the six months ended June 30, 2004 and 2003, the Partnership repaid previous advances of approximately $105,000 and $73,000, including accrued interest of approximately $22,000 and $2,000, respectively. At June 30, 2004, the amount of outstanding advances and accrued interest was approximately $1,278,000 and is shown as due to affiliates on the accompanying consolidated balance sheet. Interest on advances is charged at prime plus 2%, or 6% at June 30, 2004, in accordance with the Partnership Agreement. During the six months ended June 30, 2004 and 2003, the Partnership recognized interest expense of approximately $33,000 and $2,000, respectively, relative to obligations due to affiliates.

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

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the six months ended June 30, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $34,000 and $66,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Investment in Joint Venture

The Partnership owns a 17.5% interest in the Sterling Crest Joint Venture with Davidson Growth Plus, L.P., an affiliate of the Managing General Partner, which owns the remaining 82.5% of the joint venture.

During the six months ended June 30, 2003, the Partnership received distributions of approximately $24,000 from operations of the joint venture. There were no such distributions received during the six months ended June 30,
2004. For the six months ended June 30, 2004, the Partnership recognized approximately $16,000 of equity in loss of the joint venture. For the six months ended June 30, 2003, the Partnership recognized approximately $2,000 of equity in income of the joint venture. At June 30, 2004, the Partnership had received distributions and recognized equity in losses of the joint venture in excess of its general partnership interest and has an investment deficiency of approximately $854,000.

The following table represents the net (loss) income of the Sterling Crest Joint Venture for the six months ended June 30, 2004 and 2003 (in thousands):

                                                      Six Months Ended June 30,
                                                      2004                2003

Total revenues                                      $ 1,133            $ 1,200
Total expenses                                       (1,225)            (1,186)
Net (loss) income                                   $   (92)           $    14

Note D - Casualty Event

In December 2002, Bexley House Apartments experienced a fire, causing damage to 32 units. Property damages totaled approximately $1,452,000 and reconstruction of the units was completed during 2003. During the six months ended June 30, 2003, the Partnership recorded a partial casualty gain of approximately $81,000. The gain was the result of the receipt of insurance proceeds of approximately $126,000 offset by the write off of approximately $45,000 of undepreciated fixed assets. In addition, the Partnership recognized revenue from lost rents of approximately $192,000 during the six months ended June 30, 2003. During the six months ended June 30, 2004, the Partnership recorded a casualty gain of approximately $390,000 due to the receipt of final insurance proceeds of approximately $393,000 and the write off of approximately $3,000 of remaining undepreciated fixed assets.

Note E - Sale of Investment Property

On April 15, 2003, the Partnership sold North Springs Apartments to a third party for a gross sales price of approximately $6,100,000. The net proceeds received by the Partnership were approximately $5,735,000 after payment of closing costs, including a commission paid to the Managing General Partner as permitted under the terms of the Partnership Agreement. The Partnership used approximately $1,779,000 of the net proceeds to repay the mortgages encumbering the property. As a result of the sale, the Partnership realized a gain of approximately $3,472,000 during the six months ended June 30, 2003. The property's operations, loss of approximately $226,000 for the six months ended June 30, 2003 are included in loss from discontinued operations on the accompanying consolidated statements of operations and include revenues of approximately $229,000. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $16,000 for the six months ended June 30, 2003 due to the write off of unamortized loan costs and mortgage discounts, which is also included in loss from discontinued operations.

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

Note G - Contingencies

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

On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Managing General Partner and Plaintiffs. No hearing has been scheduled in the matter.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations taken as a whole. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

As previously disclosed, the Central Regional Office of the United States Securities and Exchange Commission is conducting an investigation relating to certain matters. AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, and capitalization of expenses and payroll. AIMCO is cooperating fully. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations taken as a whole.
Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations taken as a whole.

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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2004 and 2003:

                                                   Average Occupancy
      Property                                      2004       2003

      Lakeside Apartments                           94%        89%
         Charlotte, North Carolina (1)
      Bexley House Apartments                       66%        49%
         Columbus, Ohio (2)
      Covington Pointe Apartments                   83%        95%
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

Results of Operations

For the three months ended June 30, 2004, the Partnership had a net loss of approximately $198,000 compared to net income of approximately $3,314,000 for the three months ended June 30, 2003. For the six months ended June 30, 2004, the Partnership had net income of approximately $54,000 compared to net income of approximately $3,190,000 for the corresponding period in 2003. The decrease in net income for both periods is due to the gain on the sale of North Springs Apartments recognized in 2003.

On April 15, 2003, the Partnership sold North Springs Apartments to a third party for a gross sales price of approximately $6,100,000. The net proceeds received by the Partnership were approximately $5,735,000 after payment of closing costs, including a commission paid to the Managing General Partner as permitted under the terms of the Partnership Agreement. The Partnership used approximately $1,779,000 of the net proceeds to repay the mortgages encumbering the property. As a result of the sale, the Partnership realized a gain of approximately $3,472,000 during the six months ended June 30, 2003. The property's operations, loss of approximately $226,000 for the six months ended June 30, 2003 are included in loss from discontinued operations on the accompanying consolidated statements of operations and include revenues of approximately $229,000. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $16,000 for the six months ended June 30, 2003 due to the write off of unamortized loan costs and mortgage discounts, which is also included in loss from discontinued operations.

Excluding the gain on sale and loss from discontinued operations, the Partnership had a loss from continuing operations of approximately $198,000 for the three months ended June 30, 2004 and income from continuing operations of approximately $54,000 for the six months ended June 30, 2004. The Partnership had a loss from continuing operations of approximately $38,000 and $56,000 for the three and six months ended June 30, 2003, respectively. The increase in loss from continuing operations for the three months ended June 30, 2004 is due to a decrease in total revenues. The decrease in loss from continuing operations for the six months ended June 30, 2004 is due to an increase in total revenues and a decrease in total expenses.

The decrease in total revenues for the three month period is due to decreases in rental income and casualty gain recognized. The increase in total revenues for the six month period is due to the casualty gain recognized during 2004 partially offset by a decrease in rental income. Rental income for both periods decreased due to decreases in occupancy at Covington Pointe Apartments, average rental rates at all of the investment properties and lost rents at Bexley House Apartments partially offset by an increase in occupancy at Bexley House and Lakeside Apartments and a decrease in bad debt expense at Bexley House and Lakeside Apartments.

In December 2002, Bexley House Apartments experienced a fire, causing damage to 32 units. Property damages totaled approximately $1,452,000 and reconstruction of the units was completed during 2003. During the six months ended June 30, 2003, the Partnership recorded a partial casualty gain of approximately $81,000. The gain was the result of the receipt of insurance proceeds of approximately $126,000 offset by the write off of approximately $45,000 of undepreciated fixed assets. In addition, the Partnership recognized revenue from lost rents of approximately $192,000 during the six months ended June 30, 2003. During the six months ended June 30, 2004, the Partnership recorded a casualty gain of approximately $390,000 due to the receipt of final insurance proceeds of approximately $393,000 and the write off of approximately $3,000 of remaining undepreciated fixed assets.

Although  total  expenses  for the three  months  ended June 30,  2004  remained constant, increases in operating and depreciation expenses were offset by decreases in interest expense and loss on early extinguishment of debt, as discussed in Liquidity and Capital Resources. The decrease in total expenses for the six month period is due to decreases in interest expense and loss on early extinguishment of debt, partially offset by increases in operating and depreciation expense. Operating expense for both periods increased due to increases in property and maintenance expense. Property expense increased due to an increase in payroll and related benefits at all of the investment properties. Maintenance expense increased due to an increase in parts and supplies at Bexley House and Covington Point Apartments. Depreciation expense increased due to fixed assets placed into service over the past twelve months, primarily at Bexley House Apartments. Interest expense for both periods decreased due to a decrease in the interest rates on the mortgages at Covington Pointe and Lakeside Apartments as a result of the refinancing of the mortgages in June 2003 and November 2003, respectively.

Included in general and administrative expense for the six months ended June 30, 2004 and 2003 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The Partnership owns a 17.5% interest in Sterling Crest Joint Venture (the "Joint Venture"). The Partnership recognized equity in loss of the joint venture of approximately $16,000 for the six months ended June 30, 2004 compared to equity in income of the joint venture of approximately $2,000 for the six months ended June 30, 2003.

Liquidity and Capital Resources

At June 30, 2004, the Partnership had cash and cash equivalents of approximately $276,000 compared to approximately $1,997,000 at June 30, 2003. Cash and cash equivalents decreased approximately $309,000 since December 31, 2003 due to approximately $247,000 of cash used in financing activities and approximately $232,000 of cash used in investing activities partially offset by approximately $170,000 of cash provided by operating activities. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Partnership's investment properties and a payment on advances from an affiliate of the Managing General Partner. Cash used in investing activities consisted of property improvements and replacements and net deposits to restricted escrows maintained by the mortgage lenders partially offset by insurance proceeds received from the casualty at Bexley House Apartments. The Partnership invests its working capital reserves in interest bearing accounts.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. Capital improvements planned for the Partnership's properties are detailed below.

Lakeside Apartments

During the six months ended June 30, 2004, the Partnership completed approximately $38,000 of capital improvements at Lakeside Apartments, consisting primarily of appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $80,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Bexley House Apartments

During the six months ended June 30, 2004, the Partnership completed approximately $53,000 of capital improvements at Bexley House Apartments, consisting primarily of HVAC and building improvements and appliance replacements. These improvements were funded from insurance proceeds and operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $17,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Covington Pointe Apartments

During the six months ended June 30, 2004, the Partnership completed approximately $88,000 of capital improvements at Covington Pointe Apartments, consisting primarily of roof replacements and appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $11,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's investment properties of approximately $10,870,000 is amortized over varying periods, with balloon payments of approximately $4,416,000 due in July 2010 for Covington Pointe Apartments and approximately $2,606,000 in September 2007 for Lakeside Apartments. The Managing General Partner has the option to extend the maturity of the mortgage encumbering Lakeside Apartments for an additional five years. The Managing General Partner will attempt to refinance and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

The Partnership distributed the following amounts during the six months ended June 30, 2004 and 2003 (in thousands, except per unit data):

                   Six Months Ended    Per Limited   Six Months Ended    Per Limited
                       June 30,        Partnership       June 30,        Partnership
                         2004             Unit             2003             Unit

Sale (1)               $   --           $    --          $3,544             $128.36

(1) Proceeds from the sale of North Springs Apartments in April 2003.

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

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 12,298.50 limited partnership units (the "Units") in the Partnership representing 45.93% of the outstanding Units at June 30, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 45.93% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as it sole stockholder.

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

On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Managing General Partner and Plaintiffs. No hearing has been scheduled in the matter.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations taken as a whole. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  See Exhibit Index.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended June 30, 2004.

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



                                    DAVIDSON INCOME REAL ESTATE, L.P.


                                    By:   DAVIDSON DIVERSIFIED PROPERTIES, INC.
                                          Managing General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                    By:   /s/Stephen B. Waters
                                           Stephen B. Waters
                                           Vice President


                                    Date: August 16, 2004

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

10RR Multifamily Note dated December 15, 2000, between Davidson Income Real Estate, L.P., a Delaware limited partnership and Reilly Mortgage Group, Inc., a District of Columbia corporation, related to Bexley House Apartments

10SS Contracts related to the sale of North Springs Apartments is incorporated by reference to Exhibit 10SS to the Registrant's Current Report on Form 8-K dated April 25, 2003:

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

10TT Contracts related to refinancing of debt of Covington Pointe Apartments is incorporated by reference to Exhibit 10TT to the Registrant's Current Report on Form 8-K dated July 7, 2003:

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

10UU Contracts related to refinancing of debt of Lakeside Apartments is incorporated by reference to Exhibit 10UU to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003:

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


Date: August 16, 2004

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


I, Stephen B. Waters, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Davidson Income Real Estate, L.P.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


Date: August 16, 2004

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice President of Davidson Diversified
                                    Properties, Inc., equivalent of the chief
                                    financial officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Davidson Income Real Estate, L.P. (the "Partnership"), for the quarterly period ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  August 16, 2004


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  August 16, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.