Form 10QSB
period 2004-09-30
DAVIDSON INCOME REAL ESTATE LP
filed 2004-11-15
CIK 768598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2004


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


                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS



                        DAVIDSON INCOME REAL ESTATE, L.P.

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                               September 30, 2004



Assets
   Cash and cash equivalents                                                 $ 397
   Receivables and deposits                                                     126
   Restricted escrows                                                            60
   Other assets                                                                 310
   Investment properties:
       Land                                                  $ 3,523
       Buildings and related personal property                 19,921
                                                               23,444
       Less accumulated depreciation                          (13,147)       10,297
                                                                           $ 11,190
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 225
   Tenant security deposit liabilities                                           71
   Accrued property taxes                                                       311
   Other liabilities                                                            137
   Due to affiliates (Note B)                                                 1,296
   Deficit in joint venture (Note C)                                            864
   Mortgage notes payable                                                    10,782

Partners' Deficit
   General partners                                           $ (847)
   Limited partners (26,776 units issued and
      outstanding)                                             (1,649)       (2,496)
                                                                           $ 11,190

         See Accompanying Notes to Consolidated Financial Statements



                        DAVIDSON INCOME REAL ESTATE, L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                         Three Months Ended        Nine Months Ended
                                           September 30,             September 30,
                                         2004          2003         2004        2003

Revenues:
  Rental income                          $ 745        $ 804       $ 2,175     $ 2,439
  Other income                               74           63          205         194
  Casualty gain (Note D)                     --          459          390         540
     Total revenues                         819        1,326        2,770       3,173
Expenses:
  Operating                                 449          388        1,254       1,066
  General and administrative                 42           58          145         147
  Depreciation                              248          214          744         658
  Interest                                  138          184          422         632
  Property taxes                            112           94          305         283
  Loss on early extinguishment
    of debt (Note F)                         --           --           --          57
     Total expenses                         989          938        2,870       2,843
(Loss) income before equity in
  (loss) income of joint venture           (170)         388         (100)        330
Equity in (loss) income of joint
  venture                                   (10)           1          (26)          3
(Loss) income from continuing
  operations                               (180)         389         (126)        333
Income (loss) from discontinued
  operations                                 --           17           --        (209)
Gain on sale of discontinued
  operations (Note E)                        --           --           --       3,472
Net (loss) income                       $ (180)       $ 406        $ (126)    $ 3,596

Net (loss) income  allocated to
  general partners (3%)                  $ (6)         $ 12         $ (4)      $ 108
Net (loss) income allocated to
  limited partners (97%)                   (174)         394         (122)      3,488
                                        $ (180)       $ 406        $ (126)    $ 3,596
Net (loss) income per limited partnership unit:
(Loss) income from continuing
  operations                            $ (6.50)     $ 14.09      $ (4.56)    $ 12.06
Income (loss) from discontinued
  operations                                 --         0.62           --       (7.57)
Gain on sale of discontinued
  operations                                 --           --           --      125.78
                                        $ (6.50)     $ 14.71      $ (4.56)    $130.27
Distributions per limited
  partnership unit                       $ --        $ 61.44        $ --      $189.80

         See Accompanying Notes to Consolidated Financial Statements


                        DAVIDSON INCOME REAL ESTATE, L.P.

            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                       Limited
                                     Partnership   General      Limited
                                        Units      Partners    Partners       Total

Original capital contributions          26,776       $ 1        $26,776      $26,777

Partners' deficit at
  December 31, 2003                     26,776      $ (843)    $(1,527)      $(2,370)

Net loss for the nine months
  ended September 30, 2004                  --          (4)        (122)        (126)

Partners' deficit at
  September 30, 2004                    26,776      $ (847)    $(1,649)      $(2,496)

         See Accompanying Notes to Consolidated Financial Statements


                        DAVIDSON INCOME REAL ESTATE, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                 Nine Months Ended
                                                                   September 30,
                                                                   2004        2003
Cash flows from operating activities:
  Net (loss) income                                              $ (126)     $ 3,596
  Adjustments to reconcile net (loss) income to net cash
     provided by (used in) operating activities:
     Gain on sale of discontinued operations                         --       (3,472)
     Casualty gain                                                 (390)        (540)
     Loss on early extinguishment of debt                            --           73
     Depreciation                                                   744          736
     Amortization of loan costs and discounts                        27           40
     Equity in loss (income) of joint venture                        26           (3)
     Change in accounts:
      Receivables and deposits                                      261         (737)
      Other assets                                                  (74)         (56)
      Accounts payable                                                1          (75)
      Tenant security deposit liabilities                            --          (23)
      Accrued property taxes                                          8          (10)
      Other liabilities                                              31          (30)
      Due to affiliate                                                3           --
       Net cash provided by (used in) operating activities          511         (501)

Cash flows from investing activities:
  Net proceeds from sale of discontinued operations                  --        5,735
  Property improvements and replacements                           (663)        (704)
  Net (deposits to) withdrawals from restricted escrows             (30)         102
  Insurance proceeds from casualties                                329          843
  Distributions from joint venture                                   --           33
       Net cash (used in) provided by investing activities         (364)       6,009

Cash flows from financing activities:
  Payments on mortgage notes payable                               (252)        (141)
  Loan costs paid                                                    --          (95)
  Payment on advances from affiliate                                (83)         (71)
  Repayments of mortgage notes payable                               --       (6,122)
  Proceeds from mortgage note payable                                --        6,000
  Distributions to partners                                          --       (5,239)
       Net cash used in financing activities                       (335)      (5,668)

Net decrease in cash and cash equivalents                          (188)        (160)
Cash and cash equivalents at beginning of period                    585          576

Cash and cash equivalents at end of period                       $ 397        $ 416

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 358        $ 671

At December  31,  2003,  accounts  payable  included  approximately  $405,000 of
property  improvements  and  replacements.   At  September  30,  2004,  property
improvements  and  replacements  of  approximately  $110,000  were  included  in accounts payable.

         See Accompanying Notes to Consolidated Financial Statements

                        DAVIDSON INCOME REAL ESTATE, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Davidson Income Real Estate, L.P. (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of
Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Diversified Properties, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, the accompanying statements of operations for the three and nine months ended September 30, 2003 reflect the operations of North Springs Apartments as income
(loss) from discontinued operations due to its sale in April 2003.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $115,000 and $130,000 for the nine months ended September 30, 2004 and 2003, respectively, which is included in operating expenses and income
(loss) from discontinued operations.

An affiliate of the Managing General Partner received reimbursements of accountable administrative expenses amounting to approximately $147,000 and $92,000 for the nine months ended September 30, 2004 and 2003, respectively, which is included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $55,000 and $8,000 for the nine months ended September 30, 2004 and 2003, respectively. The construction management service fees are based on a percentage of current additions to investment properties. As of September 30, 2004, the Partnership owed approximately $32,000 of accrued accountable administrative expenses to an affiliate of the Managing General Partner, which is included in other liabilities on the accompanying consolidated balance sheet.

During the nine months ended September 30, 2004 and 2003, the Partnership did not receive any advances from an affiliate of the Managing General Partner. During the nine months ended September 30, 2004 and 2003, the Partnership repaid previous advances of approximately $105,000 and $73,000, including accrued interest of approximately $22,000 and $2,000, respectively. At September 30, 2004, the amount of outstanding advances and accrued interest was approximately $1,296,000 and is shown as due to affiliates on the accompanying consolidated balance sheet. Interest on advances is accrued at prime plus 2%, or 6.75% at September 30, 2004, in accordance with the Partnership Agreement. During the nine months ended September 30, 2004 and 2003, the Partnership recognized interest expense of approximately $51,000 and $2,000, respectively, relative to obligations due to affiliates. Subsequent to September 30, 2004, the Partnership received an advance of approximately $30,000 to pay operating expenses at one of the investment properties.

For acting as real estate broker in connection with the 2003 sale of North Springs Apartments, the Managing General Partner was paid a real estate commission of approximately $183,000 during the nine months ended September 30, 2003. When the Partnership terminates, the Managing General Partner will have to return this commission if the limited partners do not receive their original invested capital plus a 12% per annum cumulative non-compounded return.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the nine months ended September 30, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $52,000 and $66,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Investment in Joint Venture

The Partnership owns a 17.5% interest in the Sterling Crest Joint Venture with Davidson Growth Plus, L.P., an affiliate of the Managing General Partner, which owns the remaining 82.5% of the joint venture.

During the nine months ended September 30, 2003, the Partnership received distributions of approximately $33,000 from operations of the joint venture. There were no such distributions received during the nine months ended September 30, 2004. For the nine months ended September 30, 2004, the Partnership recognized approximately $26,000 of equity in loss of the joint venture. For the nine months ended September 30, 2003, the Partnership recognized approximately $3,000 of equity in income of the joint venture. At September 30, 2004, the Partnership had received distributions and recognized equity in losses of the joint venture in excess of its general partnership interest and has an investment deficiency of approximately $864,000.

The following table represents the net (loss) income of the Sterling Crest Joint Venture for the nine months ended September 30, 2004 and 2003 (in thousands):



                                                   Nine months Ended September 30,
                                                      2004                2003
Total revenues                                      $ 1,705            $ 1,815
Total expenses                                       (1,854)            (1,796)
Net (loss) income                                   $  (149)           $    19

Note D - Casualty Event

In December 2002, Bexley House Apartments experienced a fire, causing damage to 32 units. Property damages totaled approximately $1,452,000 and reconstruction of the units was completed during 2003. During the nine months ended September 30, 2003, the Partnership recorded a partial casualty gain of approximately
$540,000. The gain was the result of the receipt of insurance proceeds of approximately $843,000 offset by the write off of approximately $303,000 of undepreciated fixed assets. In addition, the Partnership recognized revenue from lost rents of approximately $288,000 during the nine months ended September 30, 2003. During the nine months ended September 30, 2004, the Partnership recorded a casualty gain of approximately $390,000 due to the receipt of final insurance proceeds of approximately $393,000 and the write off of approximately $3,000 of remaining undepreciated fixed assets.

Note E - Sale of Investment Property

On April 15, 2003, the Partnership sold North Springs Apartments to a third party for a gross sales price of approximately $6,100,000. The net proceeds received by the Partnership were approximately $5,735,000 after payment of closing costs, including a commission paid to the Managing General Partner as permitted under the terms of the Partnership Agreement. The Partnership used approximately $1,779,000 of the net proceeds to repay the mortgages encumbering the property. As a result of the sale, the Partnership realized a gain of approximately $3,472,000 during the nine months ended September 30, 2003. The property's operations, loss of approximately $209,000 for the nine months ended September 30, 2003, are shown as loss from discontinued operations on the accompanying consolidated statements of operations and include revenues of approximately $229,000. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $16,000 for the nine months ended September 30, 2003 due to the write off of unamortized loan costs and mortgage discounts, which is included in income (loss) from discontinued operations.

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

Note G - Contingencies

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

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

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the court heard oral argument on the motions and denied them both in their entirety. The Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On January 28, 2004, the Objector filed his opening brief in the Appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. The plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Managing General Partner and Plaintiffs. In addition both the Objector and plaintiffs filed briefs in connection with the second appeal. The Court of Appeals heard oral argument on both appeals on September 22, 2004 and took the matters under submission.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 the Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

As  previously  disclosed,  the  Central  Regional  Office of the United  States
Securities and Exchange Commission (the "SEC") is conducting a formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, and tax credit transactions. AIMCO is cooperating fully. AIMCO is not able to predict when the matter will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2004 and 2003:

                                                   Average Occupancy
      Property                                      2004       2003

      Lakeside Apartments                           95%        89%
         Charlotte, North Carolina (1)
      Bexley House Apartments                       68%        49%
         Columbus, Ohio (2)
      Covington Pointe Apartments                   84%        93%
         Dallas, Texas (3)

(1) The Managing General Partner attributes the increase in occupancy at Lakeside Apartments to increased marketing efforts by management.

(2) The Managing General Partner attributes the increase in occupancy at Bexley House Apartments to the completed reconstruction of 32 units that were destroyed by a fire in December 2002. Occupancy continues to stabilize and was approximately 76% at September 30, 2004.

   (3) The Managing General Partner attributes the decrease in occupancy at Covington Pointe Apartments to the decline in the market conditions in the Dallas area and an increased effort to attract a more stable customer base.

The Partnership's financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment properties, interest rates on mortgage loans, costs incurred to operate the investment properties, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership such as the local economic climate and weather can adversely or positively affect the Partnership's financial results.

Results of Operations

For the three and nine months ended September 30, 2004, the Partnership had a net loss of approximately $180,000 and $126,000, respectively, compared to net income of approximately $406,000 and $3,596,000 for the corresponding periods in 2003. The decrease in net income for the three months ended September 30, 2004 is due to a decrease in total revenues and an increase in total expenses. The decrease in net income for the nine months ended September 30, 2004 is due to the gain on sale of North Springs Apartments in 2003 partially offset by a decrease in loss from discontinued operations.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, the accompanying consolidated statements of operations for the three and nine months ended September 30, 2003 reflect the operations of North Springs Apartments as income (loss) from discontinued operations due to its sale in April 2003.

On April 15, 2003, the Partnership sold North Springs Apartments to a third party for a gross sales price of approximately $6,100,000. The net proceeds received by the Partnership were approximately $5,735,000 after payment of closing costs, including a commission paid to the Managing General Partner as permitted under the terms of the Partnership Agreement. The Partnership used approximately $1,779,000 of the net proceeds to repay the mortgages encumbering the property. As a result of the sale, the Partnership realized a gain of approximately $3,472,000 during the nine months ended September 30, 2003. The property's operations, loss of approximately $209,000 for the nine months ended September 30, 2003, are shown as loss from discontinued operations on the accompanying consolidated statements of operations and include revenues of approximately $229,000. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $16,000 for the nine months ended September 30, 2003 due to the write off of unamortized loan costs and mortgage discounts, which is included in income (loss) from discontinued operations.

Excluding the gain on sale and income (loss) from discontinued operations, the Partnership had loss from continuing operations of approximately $180,000 and $126,000 for the three and nine months ended September 30, 2004, respectively, compared to income from continuing operations of approximately $389,000 and $333,000 for the corresponding periods in 2003. The decrease in income from continuing operations for both periods is due to a decrease in total revenues, an increase in total expenses and a decrease in equity in income of the joint venture.

The decrease in total revenues for both periods is due to decreases in rental income and in casualty gains recognized. Rental income for both periods decreased due to decreases in occupancy at Covington Pointe Apartments, average rental rates at all of the investment properties and lost rents at Bexley House Apartments partially offset by an increase in occupancy and a decrease in bad debt expense at Bexley House and Lakeside Apartments.

In December 2002, Bexley House Apartments experienced a fire, causing damage to 32 units. Property damages totaled approximately $1,452,000 and reconstruction of the units was completed during 2003. During the nine months ended September 30, 2003, the Partnership recorded a partial casualty gain of approximately
$540,000. The gain was the result of the receipt of insurance proceeds of approximately $843,000 offset by the write off of approximately $303,000 of undepreciated fixed assets. In addition, the Partnership recognized revenue from lost rents of approximately $288,000 during the nine months ended September 30, 2003. During the nine months ended September 30, 2004, the Partnership recorded a casualty gain of approximately $390,000 due to the receipt of final insurance proceeds of approximately $393,000 and the write off of approximately $3,000 of remaining undepreciated fixed assets.

Total expenses for the three months ended September 30, 2004 increased due to increases in operating, depreciation and property tax expense partially offset by decreases in general and administrative and interest expenses. Total expenses for the nine months ended September 30, 2004 increased due to increases in operating, depreciation and property tax expenses partially offset by decreases in interest expense and loss on early extinguishment of debt, as discussed in Liquidity and Capital Resources. Operating expenses for both periods increased due to increases in advertising, property and maintenance expenses. Advertising expense increased due to an increase in internet advertising at all of the investment properties and in leasing promotions and referral fees at Covington Pointe and Lakeside Apartments. Property expense increased due to increases in salary and related benefits at all of the investment properties and in utilities at Covington Pointe and Bexley House Apartments. Maintenance expense increased due to increases in contract labor and maintenance parts and supplies at Covington Pointe and Bexley House Apartments partially offset by a decrease in contract labor at Lakeside Apartments. Depreciation expense increased due to fixed assets placed into service over the past twelve months, primarily at Bexley House Apartments. Property tax expense increased due to an increase in the tax rate at Covington Pointe Apartments. Interest expense decreased due to a decrease in the interest rates on the mortgages at Covington Pointe and Lakeside Apartments as a result of the refinancing of the mortgages in June and November 2003, respectively.

The decrease in general and administrative expense for the three months ended September 30, 2004 is due to a decrease in the estimated cost of the annual audit, as required by the Partnership Agreement. Also included in general and administrative expense for the nine months ended September 30, 2004 and 2003 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement, and costs associated with the quarterly and annual communications with investors and regulatory agencies.

The Partnership owns a 17.5% interest in Sterling Crest Joint Venture (the "Joint Venture"). The Partnership recognized equity in loss of the joint venture of approximately $26,000 for the nine months ended September 30, 2004 compared to equity in income of the joint venture of approximately $3,000 for the nine months ended September 30, 2003.

Liquidity and Capital Resources

At September 30, 2004, the Partnership had cash and cash equivalents of approximately $397,000 compared to approximately $416,000 at September 30, 2003. Cash and cash equivalents decreased approximately $188,000 since December 31, 2003 due to approximately $364,000 of cash used in investing activities and approximately $335,000 of cash used in financing activities partially offset by approximately $511,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements and net deposits to restricted escrows maintained by the mortgage lenders partially offset by insurance proceeds received from the casualty at Bexley House Apartments. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Partnership's investment properties and payment on advances from an affiliate of the Managing General Partner. The Partnership invests its working capital reserves in interest bearing accounts.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. Capital improvements planned for the Partnership's properties are detailed below.

Lakeside Apartments

During the nine months ended September 30, 2004, the Partnership completed approximately $67,000 of capital improvements at Lakeside Apartments, consisting primarily of major landscaping, and appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $52,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Bexley House Apartments

During the nine months ended September 30, 2004, the Partnership completed approximately $87,000 of capital improvements at Bexley House Apartments, consisting primarily of HVAC and building improvements, floor covering and appliance replacements, and heating upgrades. These improvements were funded from insurance proceeds and operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $4,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Covington Pointe Apartments

During the nine months ended September 30, 2004, the Partnership completed approximately $214,000 of capital improvements at Covington Pointe Apartments, consisting primarily of interior lighting upgrades, parking area resurfacing costs and appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $75,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's investment properties of approximately $10,782,000 is amortized over varying periods, with balloon payments of approximately $4,416,000 due in July 2010 for Covington Pointe Apartments and approximately $2,606,000 in September 2007 for Lakeside Apartments. The Managing General Partner has the option to extend the maturity of the mortgage encumbering Lakeside Apartments for an additional five years. The Managing General Partner will attempt to refinance and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

The Partnership distributed the following amounts during the nine months ended September 30, 2004 and 2003 (in thousands, except per unit data):


                    Nine Months Ended    Per Limited   Nine Months Ended  Per Limited
                      September 30,      Partnership     September 30,    Partnership
                           2004              Unit             2003            Unit

Refinancing (1)          $   --            $    --           $1,515         $ 54.90
Sale (2)                     --                 --            3,724          134.90
                         $   --            $    --           $5,239         $189.80

(1) Proceeds from the refinance at Covington Pointe Apartments in June 2003 and the joint venture property in January 2002.
(2)   Proceeds from the sale of North Springs Apartments in April 2003.

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

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 12,340.50 limited partnership units (the "Units") in the Partnership representing 46.09% of the outstanding Units at September 30, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 46.09% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as it sole stockholder.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

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

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the court heard oral argument on the motions and denied them both in their entirety. The Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On January 28, 2004, the Objector filed his opening brief in the Appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. The plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Managing General Partner and Plaintiffs. In addition both the Objector and plaintiffs filed briefs in connection with the second appeal. The Court of Appeals heard oral argument on both appeals on September 22, 2004 and took the matters under submission.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 the Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

ITEM 6.     EXHIBITS

            See Exhibit Index.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    DAVIDSON INCOME REAL ESTATE, L.P.


                                    By:   DAVIDSON DIVERSIFIED PROPERTIES,INC.
                                          Managing General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                    By:   /s/Stephen B. Waters
                                           Stephen B. Waters
                                           Vice President


                                    Date: November 12, 2004

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

10GG Amended and Restated Sterling Crest Joint Venture Agreement dated June 29, 1987 among the Registrant, Freeman Georgia Ventures, Inc., and Freeman Growth Plus, L.P., is incorporated by reference to Exhibit 10(d) to the Registrant's Report on Form 8 dated December 29, 1987.

10RR Multifamily Note dated December 15, 2000, between Davidson Income Real Estate, L.P., a Delaware limited partnership and Reilly Mortgage Group, Inc., a District of Columbia corporation, related to Bexley House Apartments, is incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.

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


Date: November 12, 2004

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


Date: November 12, 2004

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Davidson Income Real Estate, L.P. (the "Partnership"), for the quarterly period ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  November 12, 2004


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  November 12, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.