Form 10KSB
period 2004-12-31
DAVIDSON INCOME REAL ESTATE LP
filed 2005-03-25
CIK 768598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

                 For the fiscal year ended December 31, 2004

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

State issuer's revenues for its most recent fiscal year.  $3,629,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2004. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

The offering of the Partnership's limited partnership units ("Units") commenced on July 26, 1985, and terminated on May 30, 1986. The Partnership received gross proceeds from the offering of $26,776,000 and net proceeds of $25,700,160. All of the net proceeds of the offering were invested in four residential properties and in a 17.5% joint venture interest which owns one residential property. During 2003 the Partnership sold North Springs Apartments. See "Item 2. Description of Properties" for a description of the Partnership's properties.

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

Laws benefiting disabled persons may result in the Partnership's incurrence of unanticipated expenses. Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership's properties, or restrict renovations of the properties. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Managing General Partner believes that the Partnership's properties are substantially in compliance with the present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

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

From time to time, the Federal Bureau of Investigation, or FBI, and the United States Department of Homeland Security issue alerts regarding potential terrorist threats involving apartment buildings. Threats of future terrorist attacks, such as those announced by the FBI and the Department of Homeland
Security, could have a negative effect on rent and occupancy levels at the Partnership's properties. The effect that future terrorist activities or threats of such activities could have on the Partnership's operations is uncertain and unpredictable. If the Partnership were to incur a loss at a property as a result of an act of terrorism, the Partnership could lose all or a portion of the capital invested in the property, as well as the future revenue from the property. In this regard, the Partnership has purchased insurance to cover acts of terrorism. The Managing General Partner does not anticipate that these costs will have a negative effect on the Partnership's consolidated financial condition or results of operations.

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

                             Gross
                           Carrying   Accumulated   Depreciable    Method of      Federal
Property                     Value    Depreciation      Life     Depreciation    Tax Basis
                                (in thousands)                                 (in thousands)

Lakeside Apartments         $ 7,596     $ 4,826       5-30 yrs        S/L         $ 3,702
Bexley House Apartments       5,161       2,388       5-30 yrs        S/L           2,363
Covington Pointe
 Apartments                  10,897       6,184       5-30 yrs        S/L           5,841
                            $23,654     $13,398                                   $11,906

See "Note A" to the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.

                         Principal                                        Principal
                        Balance At     Stated                              Balance
                       December 31,   Interest     Period    Maturity      Due At
       Property            2004         Rate      Amortized    Date     Maturity (3)
                      (inthousands)                                   (in thousands)


Lakeside
  1st mortgage            $ 2,797        (2)      30 years   09/15/07      $ 2,599
Bexley House
  1st mortgage              2,182     7.32% (1)   20 years   01/01/21           --
Covington Pointe
  1st mortgage              5,709     3.81% (1)   20 years   07/01/10        4,416

Total                     $10,688                                          $ 7,015

(1)   Fixed rate mortgage.

(2) Adjustable rate based on the Fannie Mae discounted mortgage-backed security index plus 85 basis points. The rate at December 31, 2004 was 3.07%.

(3) See "Note C" of the consolidated financial statements in "Item 7. Financial Statements" for information with respect to the Partnership's ability to prepay these loans and other specific details about the loans.

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

As of December 1, 2003, the loan on Lakeside Apartments was transferred to a different lender. The credit facility ("Permanent Credit Facility") with the new lender matures in September 2007 and has an option for the Partnership to elect one five-year extension. This Permanent Credit Facility also created separate loans for each property refinanced thereunder, which loans are not cross-collateralized or cross-defaulted with each other. Each note under this Permanent Credit Facility is initially a variable rate loan, and after three years, the Partnership has the option of converting to a fixed rate loan. The interest rate on the variable rate loans is 85 basis points over the Fannie Mae discounted mortgage-backed security index (3.07% per annum at December 31, 2004), and the rate resets monthly. Each loan automatically renews at the end of each month. In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month that the property is financed on the Permanent Credit Facility. The loans may be prepaid without penalty.

Schedule of Rental Rates and Occupancy

Average annual rental rates and occupancy for 2004 and 2003 for each property were:

                                        Average Annual               Average
                                         Rental Rates               Occupancy
                                          (per Unit)
 Property                              2004         2003        2004        2003
 Lakeside Apartments (1)             $ 5,633      $ 5,813        95%         90%
 Bexley House Apartments (2)          12,682       13,280        71%         50%
 Covington Pointe Apartments (3)       8,455        8,609        86%         90%

(1) The Managing General Partner attributes the increase in occupancy at Lakeside Apartments to an increase in promotions and concessions to attract and maintain tenants.
(2) The Managing General Partner attributes the increase in occupancy at Bexley House Apartments to the complete reconstruction of the 32 units that were destroyed by a fire in December 2002.
(3) The Managing General Partner attributes the decrease in occupancy of Covington Pointe Apartments to the decline in market conditions in the Dallas area, and an increased effort to attract a more stable customer base.

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

Schedule of Real Estate Taxes and Rates

Real estate taxes and rates in 2004 for each property were:

                                            2004               2004
                                          Billings             Rates
                                       (in thousands)
       Lakeside Apartments                  $ 90               1.30%
       Bexley House Apartments                 96              8.91%
       Covington Pointe Apartments            193              2.88%

Capital Improvements

Lakeside Apartments

During the year ended December 31, 2004, the Partnership completed approximately $93,000 of capital improvements at Lakeside Apartments, consisting primarily of floor covering and appliance replacements, fire safety upgrades, and major landscaping. These improvements were funded from replacement reserves and operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Bexley House Apartments

During the year ended December 31, 2004, the Partnership completed approximately $147,000 of capital improvements at Bexley House Apartments, consisting primarily of floor covering and appliance replacements, electrical and heating system upgrades and reconstruction of the fire damaged units. These improvements were funded from operating cash flow and insurance proceeds. The Partnership has completed reconstruction of this property as a result of the fire discussed in "Note D - Casualty Event" to the consolidated financial statements. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Covington Pointe Apartments

During the year ended December 31, 2004, the Partnership completed approximately $338,000 of capital improvements at Covington Pointe Apartments, consisting primarily of parking lot resurfacing, appliance and floor covering replacements, air conditioning upgrades and pool decking upgrades. These improvements were funded from replacement reserves and operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

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

On January 28, 2004, the Objector filed his opening brief in the Appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. The plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Managing General Partner and Plaintiffs. In addition both the Objector and plaintiffs filed briefs in connection with the second appeal. On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in an action in the United States District Court, District of Columbia. The plaintiffs have styled their complaint as a collective action under the Fair Labor Standards Act ("FLSA") and seek to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, plaintiffs allege AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Discovery relating to the certification of the collective action has concluded and briefing on the matter is underway. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2004, no matters were submitted to a vote of unit holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5.     Market for the Partnership Equity and Related Partner Matters

The Partnership, a publicly held limited partnership, sold 26,776 limited partnership units (the "Units") aggregating $26,776,000 during its offering period. As of December 31, 2004, there are 1,521 holders of record owning an aggregate of 26,776 units. Affiliates of the Managing General Partner owned 12,340.50 Units or 46.09% of the outstanding Units as of December 31, 2004. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership distributed the following amounts during the years ended December 31, 2004 and 2003 (in thousands, except per unit data):

                                          Per                               Per
                      Year Ended        Limited         Year Ended        Limited
                     December 31,     Partnership      December 31,     Partnership
                         2004             Unit             2003             Unit

Sales (1)              $   --           $   --           $3,724            $134.90
Refinancing (2)            --               --            1,515              54.90
                       $   --           $   --           $5,239            $189.80

(1) Proceeds from the sale of North Springs Apartments in April 2003.

(2) Proceeds from the refinance of Covington Pointe Apartments in June 2003.

Future cash distributions will depend on the levels of cash generated from operations and the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners in 2005 or subsequent periods. See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 12,340.50 Units in the Partnership representing 46.09% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. In this regard, on February 16, 2005, AIMCO Properties, L.P., commenced a tender offer to acquire up to 14,435.50 Units for a purchase price of $60.26 per Unit. This offer expires March 28, 2005. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 46.09% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Results of Operations

For the year ended December 31, 2004, the Partnership had a net loss of approximately $220,000 compared to net income of approximately $3,707,000 for the year ended December 31, 2003. The decrease in net income for the year ended December 31, 2004 is due to a decrease in total revenues, an increase in total expenses and a decrease in gain on sale of discontinued operations.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, the accompanying consolidated statement of operations for the year ended December 31, 2003 reflects the operations of North Springs Apartments as loss from discontinued operations due to its sale in April 2003.

On April 15, 2003, the Partnership sold North Springs Apartments to a third party for a gross sales price of approximately $6,100,000. The net proceeds received by the Partnership were approximately $5,735,000 after payment of closing costs, including a commission paid to the Managing General Partner as permitted under the terms of the Partnership Agreement. The Partnership used approximately $1,779,000 of the net proceeds to repay the mortgages encumbering the property. As a result of the sale, the Partnership realized a gain of approximately $3,524,000 during the year ended December 31, 2003. The property's operations, loss of approximately $210,000 for the year ended December 31, 2003, are shown as loss from discontinued operations on the accompanying consolidated statement of operations and include revenues of approximately $229,000. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $16,000 for the year ended December 31, 2003 due to the write off of unamortized loan costs and mortgage discounts, which is also included in loss from discontinued operations.

The Partnership had a loss from continuing operations of approximately $220,000 for the year ended December 31, 2004, compared to income from continuing operations of approximately $393,000 for the year ended December 31, 2003. The decrease in income from continuing operations is due to a decrease in total revenues, an increase in total expenses and an increase in equity in loss of the joint venture.

The decrease in total revenues is due to decreases in rental income and casualty gain. Rental income decreased due to decreases in occupancy at Covington Pointe Apartments, average rental rates at all of the investment properties and lost rents at Bexley House Apartments partially offset by an increase in occupancy at Bexley House Apartments and Lakeside Apartments and a decrease in bad debt expense at Bexley House and Lakeside Apartments.

In December 2002, Bexley House Apartments experienced a fire, causing damage to 32 units. Property damages totaled approximately $1,452,000 and reconstruction of the units was completed during 2003. During the year ended December 31, 2003, a casualty gain of approximately $651,000 was recorded at Bexley House Apartments. The gain was the result of the receipt of insurance proceeds of approximately $1,051,000 partially offset by the write off of approximately $400,000 of undepreciated fixed assets. During the year ended December 31, 2004, the Partnership recorded a casualty gain of approximately $390,000 due to the receipt of final insurance proceeds of approximately $393,000 and the write-off of approximately $3,000 of remaining undepreciated fixed assets.

Total expenses for the year ended December 31, 2004 increased due to increases in operating and depreciation expenses partially offset by decreases in general and administrative and interest expenses and a decrease in loss on early extinguishment of debt, as discussed in Liquidity and Capital Resources.
Operating expenses increased due to increases in advertising, property, maintenance and administrative expenses. Advertising expense increased due to an increase in internet advertising at all of the investment properties and in leasing promotions and referral fees at Covington Pointe and Lakeside Apartments. Property expense increased due to increases in salary and related benefits at all of the investment properties. Maintenance expense increased due to increases in contract labor and maintenance parts and supplies at Covington Pointe and Bexley House Apartments. Administrative expense increased due to an increase in ad-valorem tax service at Covington Point Apartments, and the write-off of offering costs at Lakeside Apartments. Depreciation expense increased due to property improvements placed into service over the past twelve months, primarily at Bexley House Apartments. Interest expense decreased due to a decrease in the interest rates on the mortgages encumbering Covington Pointe and Lakeside Apartments as a result of the refinancing of the mortgages in June and November 2003, respectively.

The decrease in general and administrative expense for the year ended December 31, 2004 is due to decreases in the costs of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership agreement and audit fees. Costs associated with the quarterly and annual communications with investors and regulatory agencies are also included in general and administrative expenses for the years ended December 31, 2004 and 2003.

The Partnership owns a 17.5% interest in Sterling Crest Joint Venture (the "Joint Venture"). The Partnership recognized equity in loss of the joint venture of approximately $28,000 for the year ended December 31, 2004 compared to approximately $6,000 for the year ended December 31, 2003.

Liquidity and Capital Resources

At December 31, 2004, the Partnership had cash and cash equivalents of approximately $322,000 compared to approximately $585,000 at December 31, 2003. Cash and cash equivalents decreased approximately $263,000 since December 31, 2003 due to approximately $665,000 of cash used in investing activities and approximately $370,000 of cash used in financing activities partially offset by approximately $772,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements and net deposits to restricted escrows maintained by the mortgage lenders partially offset by insurance proceeds received from the casualty at Bexley House Apartments. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Partnership's investment properties and payment on advances from an affiliate of the Managing General Partner partially offset by advances received from an affiliate of the Managing General Partner. The Partnership invests its working capital reserves in interest bearing accounts.

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

As of December 1, 2003, the loan on Lakeside Apartments was transferred to a different lender. The credit facility ("Permanent Credit Facility") with the new lender matures in September 2007 and has an option for the Partnership to elect one five-year extension. This Permanent Credit Facility also created separate loans for each property refinanced thereunder, which loans are not cross-collateralized or cross-defaulted with each other. Each note under this Permanent Credit Facility is initially a variable rate loan, and after three years, the Partnership has the option of converting to a fixed rate loan. The interest rate on the variable rate loans is 85 basis points over the Fannie Mae discounted mortgage-backed security index (3.07% per anum at December 31, 2004), and the rate resets monthly. Each loan automatically renews at the end of each month. In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month that the property is financed on the Permanent Credit Facility. The loans may be prepaid without penalty.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. The Partnership regularly evaluates the capital improvement needs of the properties. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the properties as well as anticipated cash flow generated by the properties. Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's investment properties of approximately $10,688,000 is amortized over varying periods, with balloon payments of approximately $4,416,000 due in July 2010 for Covington Pointe Apartments and approximately $2,599,000 due in September 2007 for Lakeside Apartments. The Managing General Partner refinanced the mortgage encumbering Lakeside Apartments in November 2003. The new mortgage was not sufficient to repay the existing debt and accordingly an affiliate of the Managing General Partner advanced approximately $1,350,000 to cover the shortfall. The Managing General Partner will attempt to refinance and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

The Partnership distributed the following amounts during the years ended December 31, 2004 and 2003 (in thousands, except per unit data):

                                          Per                               Per
                      Year Ended        Limited         Year Ended        Limited
                     December 31,     Partnership      December 31,     Partnership
                         2004             Unit             2003             Unit

Sales (1)              $   --           $   --           $3,724            $134.90
Refinancing (2)            --               --            1,515              54.90
                       $   --           $   --           $5,239            $189.80

(1) Proceeds from the sale of North Springs Apartments in April 2003.

(2) Proceeds from the refinance of Covington Pointe Apartments in June 2003.

Future cash distributions will depend on the levels of cash generated from operations and the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit any distributions to its partners during 2005 or subsequent periods.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 12,340.50 limited partnership units (the "Units") in the Partnership representing 46.09% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. In this regard, on February 16, 2005, AIMCO Properties, L.P., commenced a tender offer to acquire up to 14,435.50 Units for a purchase price of $60.26 per Unit. This offer expires March 28, 2005. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 46.09% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Rental income attributable to leases, net of any concessions, is recognized on a straight-line basis over the term of the lease. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants.

Item 7.     Financial Statements

DAVIDSON INCOME REAL ESTATE, L.P.

LIST OF CONSOLIDATED FINANCIAL STATEMENTS

      Report of Independent Registered Public Accounting Firm

      Consolidated Balance Sheet - December 31, 2004

      Consolidated Statements of Operations - Years ended December 31, 2004 and 2003

      Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2004 and 2003

      Consolidated Statements of Cash Flows - Years ended December 31, 2004 and 2003

      Notes to Consolidated Financial Statements

           Report of Independent Registered Public Accounting Firm



The Partners
Davidson Income Real Estate, L.P.


We have audited the accompanying consolidated balance sheet of Davidson Income Real Estate, L.P. as of December 31, 2004, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Davidson Income Real Estate, L.P. at December 31, 2004, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States.


                                                          /s/ERNST & YOUNG LLP



Greenville, South Carolina
March 21, 2005

                        DAVIDSON INCOME REAL ESTATE, L.P.

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2004


Assets
   Cash and cash equivalents                                                 $ 322
   Receivables and deposits                                                      100
   Restricted escrows                                                             90
   Other assets                                                                  294
   Investment properties (Notes C and H):
      Land                                                    $ 3,523
      Buildings and related personal property                   20,131
                                                               23,654
      Less accumulated depreciation                            (13,398)       10,256
                                                                            $ 11,062
Liabilities and Partners' Deficit
Liabilities
      Accounts payable                                                       $ 138
      Tenant security deposit liabilities                                         74
      Accrued property taxes                                                     367
      Other liabilities                                                          103
      Due to affiliates (Note G)                                               1,416
      Mortgage notes payable (Note C)                                         10,688
      Deficit in joint venture (Note B)                                          866

Partners' Deficit
   General partners                                            $ (850)
   Limited partners (26,776 units issued and
      outstanding)                                              (1,740)       (2,590)
                                                                            $ 11,062

        See Accompanying Notes to Consolidated Financial Statements

                        DAVIDSON INCOME REAL ESTATE, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)

                                                                Years Ended
                                                               December 31,
                                                          2004              2003
Revenues:
  Rental income                                         $ 2,979            $ 3,224
  Other income                                              260                246
  Casualty gain (Note D)                                    390                651
     Total revenues                                       3,629              4,121

Expenses:
  Operating                                               1,722              1,428
  General and administrative                                177                223
  Depreciation                                              995                870
  Interest                                                  566                765
  Property taxes                                            361                379
  Loss on early extinguishment
    of debt                                                  --                 57
     Total expenses                                       3,821              3,722

(Loss) income before equity in loss of joint
  venture                                                  (192)               399
Equity in loss of joint venture                             (28)                (6)

(Loss) income from continuing operations                   (220)               393
Loss from discontinued operations                            --               (210)
Gain on sale of discontinued operations (Note E)             --              3,524

Net (loss) income  (Note F)                             $   (220)          $ 3,707

Net (loss) income allocated to
  general partners (3%)                                 $     (7)           $ 111
Net (loss) income allocated to
  limited partners (97%)                                    (213)            3,596

                                                        $   (220)          $ 3,707
Net (loss) income per limited partnership unit:
  (Loss) income from continuing operations              $  (7.95)          $ 14.24
  Loss from discontinued operations                           --             (7.60)
  Gain on sale of discontinued operations                     --            127.66

                                                        $  (7.95)          $134.30

Distributions per limited partnership unit              $     --           $189.80

        See Accompanying Notes to Consolidated Financial Statements

                        DAVIDSON INCOME REAL ESTATE, L.P.

           CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)

                                         Limited
                                       Partnership    General     Limited
                                          Units       Partners   Partners     Total

Original capital contributions            26,776        $ 1       $26,776    $26,777

Partners' deficit at
  December 31, 2002                       26,776       $ (797)    $   (41)   $ (838)

Distributions to partners                     --         (157)     (5,082)    (5,239)

Net income for the year ended
  December 31, 2003                           --          111       3,596      3,707

Partners' deficit
  at December 31, 2003                    26,776         (843)     (1,527)    (2,370)

Net loss for the year ended
  December 31, 2004                           --          (7)        (213)      (220)

Partners' deficit at
  December 31, 2004                       26,776       $ (850)    $(1,740)   $(2,590)

        See Accompanying Notes to Consolidated Financial Statements

                        DAVIDSON INCOME REAL ESTATE, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                     Years Ended
                                                                    December 31,
                                                                      2004    2003
Cash flows from operating activities:
  Net (loss) income                                              $  (220)    $ 3,707
  Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
     Gain on sale of discontinued operations                         --       (3,524)
     Casualty gain                                                 (390)        (651)
     Loss on early extinguishment of debt                            --           73
     Depreciation                                                   995          949
     Amortization of loan costs and discounts                        36           49
     Equity in loss of joint venture                                 28            6
     Change in accounts:
      Receivables and deposits                                       287        (204)
      Other assets                                                  (67)         (29)
      Accounts payable                                              (25)           8
      Tenant security deposit liabilities                             3          (18)
      Accrued property taxes                                         64            1
      Other liabilities                                              (3)         (12)
      Due to affiliates                                              64           26
      Net cash provided by operating activities                     772          381

Cash flows from investing activities:
  Net proceeds from sale of discontinued operations                  --        5,735
  Property improvements and replacements                           (934)      (1,662)
  Net (deposits) withdrawals from restricted escrows                (60)         153
  Insurance proceeds from casualty                                  329        1,051
  Distributions from joint venture                                   --           33
       Net cash (used in) provided by investing activities         (665)       5,310

Cash flows from financing activities:
  Payments on mortgage notes payable                               (346)        (216)
  Loan costs paid                                                    --         (159)
  Advances from affiliates                                           59        1,350
  Payment on advances from affiliate                                (83)         (71)
  Repayments of mortgage notes payable                               --      (10,222)
  Proceeds from mortgage notes payable                               --        8,875
  Distributions to partners                                          --       (5,239)
       Net cash used in financing activities                       (370)      (5,682)

Net (decrease) increase in cash and cash equivalents               (263)           9
Cash and cash equivalents at beginning of year                      585          576

Cash and cash equivalents at end of year                         $ 322        $ 585

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 478        $ 791
Supplemental disclosures of non-cash flow information:
  Property improvements and replacements in accounts
   payable                                                        $ 49        $ 405

        See Accompanying Notes to Consolidated Financial Statements

                        DAVIDSON INCOME REAL ESTATE, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2004


Note A - Organization and Summary of Significant Accounting Policies

Organization

Davidson Income Real Estate, L.P. (the "Partnership" or "Registrant") is a Delaware limited partnership organized in April 1985 to acquire and operate residential real estate properties. The general partners of the Partnership are Davidson Diversified Properties, Inc., a Tennessee corporation ("Managing General Partner"), David W. Talley and James T. Gunn (collectively, "Individual General Partners") (collectively, the "General Partners"). The Partnership owns and operates three apartment properties located in the Midwest, South and Southeast and owns a joint venture interest in an entity which owns one residential property. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2010, unless terminated prior to such date.

Basis of Presentation

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the accompanying consolidated statement of operations reflects the operations of North Springs Apartments for the year ended December 31, 2003 as loss from discontinued operations due to its sale in April 2003.

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

Investment Properties

Investment properties consist of three apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. The Partnership capitalizes all expenditures in excess of $250 that clearly relate to the acquisition and installation of real and personal property components. These expenditures include costs incurred to replace existing property components, costs incurred to add a material new feature to a property, and costs that increase the useful life or service potential of a property component. These capitalized costs are depreciated over the useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were recorded in the years ended December 31, 2004 and 2003.

Depreciation

Depreciation is provided by the straight-line method over the estimated lives of the investment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used for real property over 19 years for additions after May 8, 1985, and before January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property additions over 27 1/2 years, and (2) personal property additions over 5 years.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $215,000 at December 31, 2004 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits

The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in cash and cash equivalents and receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on rental payments.

Deferred Costs

Loan costs of approximately $236,000, less accumulated amortization of approximately $54,000, are included in other assets. The loan costs are being amortized over the terms of the related loan agreements. Amortization expense of approximately $36,000 and $43,000 for the years ended December 31, 2004 and 2003 is included in interest expense and loss from discontinued operations. Amortization expense is expected to be approximately $36,000 for the years 2005 and 2006, approximately $32,000 in 2007 and approximately $20,000 in 2008 and 2009.

Leasing   commissions  and  other  direct  costs  incurred  in  connection  with successful leasing efforts are deferred and amortized over the terms of the related leases. Amortization of these costs is included in operating expenses.

Leases

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Rental income attributable to leases, net of any concessions, is recognized on a straight-line basis over the term of the lease. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants.

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

Advertising

The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expenses and loss from discontinued operations, was approximately $85,000 and $62,000 for the years ended December 31, 2004 and 2003, respectively.

Fair Value of Financial Instruments

SFAS No. 107 "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments, (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, fully amortizing long-term debt. The fair value of the Partnership's long term debt at the Partnership's incremental borrowing rate is approximately $10,260,000.

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

The Partnership accounts for its 17.5% investment in Sterling Crest on the equity method. In accordance with the equity method of accounting, the Partnership's original investment in Sterling Crest is increased by advances to Sterling Crest and by the Partnership's share of the earnings of Sterling Crest. The investment is decreased by distributions from Sterling Crest and by the Partnership's share of losses of Sterling Crest. The Partnership's equity in the operations of Sterling Crest amounted to a loss of approximately $28,000 and $6,000 for the years ended December 31, 2004 and 2003, respectively. In 2003, the Partnership received distributions of approximately $33,000 from the joint venture. At December 31, 2004, the Partnership had received distributions in excess of its general partnership investment and has an investment deficiency of approximately $866,000.

The following table represents Sterling Crest's net liabilities as of December 31, 2004 and net loss for the years ended December 31, 2004 and 2003 (in thousands):

                         December 31, 2004

Total assets                 $  6,126
Total liabilities             (11,075)

Net liabilities              $ (4,949)

                              Years Ended December 31,
                               2004              2003

Total revenues               $ 2,299            $ 2,361
Total expenses                (2,459)            (2,395)

Net loss                     $  (160)           $   (34)

Note C - Mortgage Notes Payable

The terms of mortgage notes payable are as follows:

                      Principal      Monthly                             Principal
                     Balance At      Payment      Stated                  Balance
                    December 31,    Including    Interest   Maturity       Due At
     Property           2004         Interest      Rate       Date        Maturity
                          (in thousands)                               (in thousands)

Lakeside               $ 2,797         $ 11         (2)     09/15/07      $ 2,599
Bexley House             2,182           19      7.32% (1)  01/01/21           --
Covington Pointe
  1st mortgage           5,709           36      3.81% (1)  07/01/10        4,416
                       $10,688         $ 66                               $ 7,015

(1)   Fixed rate mortgage.

(2) Adjustable rate based on the Fannie Mae discounted mortgage-backed security index plus 85 basis points. The rate at December 31, 2004 was 3.07%.

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

As of December 1, 2003, the loan on Lakeside Apartments was transferred to a different lender. The credit facility ("Permanent Credit Facility") with the new lender matures in September 2007 and has an option for the Partnership to elect one five-year extension. This Permanent Credit Facility also created separate loans for each property refinanced thereunder, which loans are not cross-collateralized or cross-defaulted with each other. Each note under this Permanent Credit Facility is initially a variable rate loan, and after three years, the Partnership has the option of converting to a fixed rate loan. The interest rate on the variable rate loans is 85 basis points over the Fannie Mae discounted mortgage-backed security index (3.07% per annum at December 31, 2004), and the rate resets monthly. Each loan automatically renews at the end of each month. In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month that the property is financed on the Permanent Credit Facility. The loans may be prepaid without penalty.

The mortgage notes payable are non-recourse and are secured by a pledge of the Partnership's rental properties and by pledge of revenues from the respective investment properties. Certain of the notes require prepayment penalties if repaid prior to maturity and prohibit resale of the properties subject to existing indebtedness.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2004 are as follows (in thousands):

                               2005              $ 356
                               2006                 377
                               2007               2,974
                               2008                 333
                               2009                 350
                            Thereafter            6,298

                                                $10,688

Note D - Casualty Event

On December 31, 2002, Bexley House Apartments experienced a fire, causing damage to 32 units. Property damages totaled approximately $1,452,000 and reconstruction of the units was completed during 2003. During the year ended December 31, 2003, a casualty gain of approximately $651,000 was recorded at Bexley House Apartments. The gain was the result of the receipt of insurance proceeds of approximately $1,051,000 partially offset by the write off of approximately $400,000 of undepreciated fixed assets. During the year ended December 31, 2004, the Partnership recorded a casualty gain of approximately $390,000 due to the receipt of final insurance proceeds of approximately
$393,000 and the write off of approximately $3,000 of remaining undepreciated fixed assets.

Note E - Sale of Investment Property

On April 15, 2003, the Partnership sold North Springs Apartments to a third party for a gross sales price of approximately $6,100,000. The net proceeds received by the Partnership were approximately $5,735,000 after payment of closing costs, including a commission paid to the Managing General Partner as permitted under the terms of the Partnership Agreement. The Partnership used approximately $1,779,000 of the net proceeds to repay the mortgages encumbering the property. As a result of the sale, the Partnership realized a gain of approximately $3,524,000 during the year ended December 31, 2003. The property's operations, loss of approximately $210,000 for the year ended December 31, 2003, are shown as loss from discontinued operations on the accompanying consolidated statements of operations and include revenues of approximately $229,000. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $16,000 for the year ended December 31, 2003 due to the write off of unamortized loan costs and mortgage discounts, which is also included in loss from discontinued operations.

Note F - Income Taxes

The Partnership received a ruling from the Internal Revenue Service that it is to be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net (loss) income and Federal taxable (loss) income (in thousands, except per unit data):

                                         2004          2003

Net (loss) income as reported          $  (220)     $ 3,707
Add (deduct)
  Depreciation differences                 113            13
  Equity in joint venture                  (22)          (31)
  Prepaid rents                             --            17
   Gain on sale                             --          (971)
   Casualty                               (351)         (690)
  Other                                   (151)           95

Federal taxable (loss) income           $  (631)     $ 2,140

Federal taxable (loss) income
  per limited partnership unit         $(14.34)      $ 77.52

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets as of December 31, 2004 (in thousands):

Net liabilities as reported                  $ (2,590)
Land and buildings                              1,350
Accumulated depreciation                          300
Syndication                                     3,809
Other                                             718

Net assets - Federal tax basis               $  3,587

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

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $158,000 and $164,000 for the years ended December 31, 2004 and 2003, respectively, which is included in operating expenses and loss from discontinued operations.

An affiliate of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $196,000 and $318,000 for the years ended December 31, 2004 and 2003, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the years ended December 31, 2004 and 2003 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $76,000 and $176,000, respectively. The construction management service fees are calculated based on a percentage of current year additions to investment properties. At December 31, 2004, the Partnership owed approximately $41,000 of accrued accountable administrative expenses to an affiliate of the Managing General Partner and is included in due to affiliates on the accompanying consolidated balance sheet.

During the years ended December 31, 2004 and 2003, an affiliate of the Managing General Partner advanced the Partnership approximately $59,000 and $1,350,000, respectively, to fund property accounts payables in 2004 and to fund the repayment of the mortgage at Lakeside Apartments in 2003. During the years ended December 31, 2004 and 2003, the Partnership repaid advances of approximately $83,000 and $71,000, respectively. At December 31, 2004, the amount of the outstanding loans and accrued interest was approximately $1,375,000 and are shown as due to affiliates on the accompanying consolidated balance sheet. Interest on the advances was charged at the prime rate plus 1%, or 6.25% at December 31, 2004, in accordance with the Partnership Agreement. Interest expense on advances from affiliates of the Managing General Partner for the years ended December 31, 2004 and 2003 was approximately $70,000 and $2,000, respectively. Subsequent to December 31, 2004, the Partnership received an advance of approximately $176,000 to pay real estate taxes at one of the investment properties.

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

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $51,000 and $66,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 12,340.50 limited partnership units (the "Units") in the Partnership representing 46.09% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. In this regard, on February 16, 2005, AIMCO Properties, L.P., commenced a tender offer to acquire up to 14,435.50 Units for a purchase price of $60.26 per Unit. This offer expires March 28, 2005. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 46.09% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Note H - Investment Properties and Accumulated Depreciation

                                                   Initial Cost
                                                  To Partnership
                                                  (in thousands)


                                                           Buildings      Net Cost
                                                          and Related    Capitalized
                                                           Personal     Subsequent to
Description                  Encumbrances       Land       Property      Acquisition
                            (in thousands)                             (in thousands)
Lakeside Apartments             $ 2,797       $ 1,259       $ 5,791      $    546
Bexley House Apartments           2,182           647         3,067         1,447
Covington Pointe
 Apartments                       5,709         1,935         7,041         1,921

Totals                          $10,688       $ 3,841       $15,899      $  3,914


                     Gross Amount At Which
                            Carried
                       At December 31, 2004
                         (in thousands)
                           Buildings
                          And Related
                           Personal            Accumulated     Date of      Date    Depreciable
   Description     Land    Property    Total   Depreciation  Construction Acquired  Life-Years
                                              (in thousands)
Lakeside          $ 1,046   $ 6,550   $ 7,596    $ 4,826         1980       05/86      5-30
Bexley House          542     4,619     5,161      2,388         1972       09/86      5-30
Covington Pointe    1,935     8,962    10,897      6,184         1982       03/87      5-30

Totals            $ 3,523   $20,131   $23,654    $13,398

Reconciliation of "investment properties and accumulated depreciation"

                                              Years Ended December 31,
                                                 2004          2003
                                                   (in thousands)
Investment Properties
Balance at beginning of year                    $23,083       $27,335
  Property improvements and replacements            578         2,067
  Disposals of property                              (7)         (878)
  Sale of property                                   --        (5,441)
Balance at end of year                          $23,654       $23,083

Accumulated Depreciation
Balance at beginning of year                    $12,407       $15,220
  Additions charged to expense                      995           949
  Disposals of property                              (4)         (478)
  Sale of property                                   --        (3,284)
Balance at end of year                          $13,398       $12,407

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2004 and 2003, is approximately $25,004,000 and $24,544,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2004 and 2003, is approximately $13,098,000 and $12,216,000, respectively.

Note I - Commitments and Contingencies

The Partnership Agreement provides for payment of a fee to the Managing General Partner for managing the affairs of the Partnership. The fee is 2% of adjusted cash from operations, as defined in the Partnership Agreement. The fee is payable only after the Partnership has distributed, to all limited partners, adjusted cash from operations in any year equal to 10% of their adjusted invested capital as defined in the partnership agreement. No fees were payable for the years ended December 31, 2004 and 2003.

Note J - Contingencies

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

On January 28, 2004, the Objector filed his opening brief in the Appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. The plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Managing General Partner and Plaintiffs. In addition both the Objector and plaintiffs filed briefs in connection with the second appeal. On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in an action in the United States District Court, District of Columbia. The plaintiffs have styled their complaint as a collective action under the Fair Labor Standards Act ("FLSA") and seek to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, plaintiffs allege AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Discovery relating to the certification of the collective action has concluded and briefing on the matter is underway. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership and operation of its properties, the Partnership could potentially be liable for environmental liabilities or costs associated with its properties.

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements. The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure. Affiliates of the Managing General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and the Managing General Partner believes that these measures will eliminate, or at least minimize, the effects that mold could have on residents. To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions. Because the law regarding mold is unsettled and subject to change the Managing General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

SEC Investigation

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Item 8b.    Other Information

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

Martha L. Long                   45   Director and Senior Vice President
Harry G. Alcock                  42   Director and Executive Vice President
Miles Cortez                     61   Executive Vice President, General Counsel
                                      and Secretary
Patti K. Fielding                41   Executive Vice President
Paul J. McAuliffe                48   Executive Vice President and Chief
                                      Financial Officer
Thomas M. Herzog                 42   Senior Vice President and Chief Accounting
                                        Officer
Stephen B. Waters                43   Vice President

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

Harry G. Alcock was appointed as a Director of the Managing General Partner in October 2004 and was appointed Executive Vice President of the Managing General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999. Prior to October 1999 Mr. Alcock served as a Vice President of AIMCO from July 1996 to October 1997, when he was promoted to Senior Vice President Acquisitions where he served until October 1999. Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994.

Miles Cortez was appointed Executive Vice President, General Counsel and Secretary of the Managing General Partner in February 2004 and of AIMCO in August 2001. Prior to joining AIMCO, Mr. Cortez was the senior partner of Cortez Macaulay Bernhardt & Schuetze LLC, a Denver law firm, from December 1997 through September 2001.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the Managing General Partner in February 2004 and of AIMCO in February 2003. Ms. Fielding was appointed Treasurer of AIMCO in January 2005. Ms. Fielding is responsible for debt financing and the treasury department. Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003. Ms. Fielding joined AIMCO in February 1997 as a Vice President.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the Managing General Partner since April 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and was appointed Chief Financial Officer of AIMCO in October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas M. Herzog was appointed Senior Vice President and Chief Accounting Officer of the Managing General Partner in February 2004 and of AIMCO in January 2004. Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002. Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 until 2000.

Stephen B. Waters was appointed Vice President of the Managing General Partner in April 2004. Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999. Mr. Waters has responsibilities for real estate and partnership accounting with AIMCO.

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

Item 10.    Executive Compensation

No remuneration was paid by the Partnership to any officer or director of the Managing General Partner during the year ended December 31, 2004.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Partnership to be the beneficial owners of more than 5% of the Limited Partnership Units of the Partnership as of December 31, 2004.

                                                             Percentage
                 Entity                   Number of Units     of Total

AIMCO IPLP, L.P. (1)                              570           2.13%
  (an affiliate of AIMCO)
AIMCO Properties, L.P. (2)                   7,940.50          29.66%
  (an affiliate of AIMCO)
Cooper River Properties (1)                     3,830          14.30%
  (an affiliate of AIMCO)

Hospital Corporation of America                 3,000          11.20%
201 West Main Street
Louisville, KY 40202

(1) Entity is indirectly ultimately owned by AIMCO. Its business address is 55 Beattie Place, Greenville, SC 29602.

(2) Entity is indirectly ultimately controlled by AIMCO. Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

As of December 31, 2004, no director or officer of the Managing General Partner owns, nor do the directors or officers as a whole, own more than 1% of the Partnership's Units. No such director or officer had any right to acquire beneficial ownership of additional Units of the Partnership.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $158,000 and $164,000 for the years ended December 31, 2004 and 2003, respectively, which is included in operating expenses and loss from discontinued operations.

An affiliate of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $196,000 and $318,000 for the years ended December 31, 2004 and 2003, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the years ended December 31, 2004 and 2003 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $76,000 and $176,000, respectively. The construction management service fees are calculated based on a percentage of current year additions to investment properties. At December 31, 2004, the Partnership owed approximately $41,000 of accrued accountable administrative expenses to an affiliate of the Managing General Partner and is included in due to affiliates on the accompanying consolidated balance sheet.

During the years ended December 31, 2004 and 2003, an affiliate of the Managing General Partner advanced the Partnership approximately $59,000 and $1,350,000, respectively, to fund property accounts payables in 2004 and to fund the repayment of the mortgage at Lakeside Apartments in 2003. During the years ended December 31, 2004 and 2003, the Partnership repaid advances of approximately $83,000 and $71,000, respectively. At December 31, 2004, the amount of the outstanding loans and accrued interest was approximately $1,375,000 and are shown as due to affiliates on the accompanying consolidated balance sheet. Interest on the advances was charged at the prime rate plus 1%, or 6.25% at December 31, 2004, in accordance with the Partnership Agreement. Interest expense on advances from affiliates of the Managing General Partner for the years ended December 31, 2004 and 2003 was approximately $70,000 and $2,000, respectively. Subsequent to December 31, 2004, the Partnership received an advance of approximately $176,000 to pay real estate taxes at one of the investment properties.

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

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $51,000 and $66,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 12,340.50 limited partnership units (the "Units") in the Partnership representing 46.09% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. In this regard, on February 16, 2005, AIMCO Properties, L.P., commenced a tender offer to acquire up to 14,435.50 Units for a purchase price of $60.26 per Unit. This offer expires March 28, 2005. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 46.09% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Item 13.    Exhibits

            See Exhibit Index.


Item 14.    Principal Accountant Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2005. The aggregate fees billed for services rendered by Ernst & Young LLP for 2004 and 2003 are described below.

Audit Fees. Fees for audit services totaled approximately $44,000 and $50,000 for 2004 and 2003, respectively. Fees for audit services also include fees for the reviews of the Partnership's Quarterly Reports on Form 10-QSB.

Tax Fees. Fees for tax services totaled approximately $13,000 and $19,000 for 2004 and 2003, respectively.

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


                                    DAVIDSON INCOME REAL ESTATE, L.P.


                                    By:   Davidson Diversified Properties, Inc.,
                                          Managing General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President

                                          /s/Stephen B. Waters
                                    By:   Stephen B. Waters
                                          Vice President

                                    Date: March 25, 2005


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.

/s/Harry G. Alcock            Director and Executive        Date: March 25, 2005
Harry G. Alcock               Vice President

/s/Martha L. Long             Director and                  Date: March 25, 2005
Martha L. Long                Senior Vice President

/s/Stephen B. Waters          Vice President                Date: March 25, 2005
Stephen B. Waters

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

10O Assignment of Contract for Sale of Real Estate for The Bexley House dated September 30, 1986 between Tennessee Trust Company and the Registrant is incorporated by reference to Exhibit 10(d) to the Registrant's Current Report on Form 8-K dated September 30, 1986.

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


10DD Contract for Purchase of Real Estate for Phase II of Sterling Crest Apartments dated March 10, 1987 between Sterling Crest Development Partners, Ltd. and Tennessee Trust Company is incorporated by reference to Exhibit 10(a) to the Registrant's Report on Form 8-K dated December 29, 1987.

10FF Assignment of Contract for Purchase of Real Estate and Tri-Party Agreement dated November 4, 1987 between Tennessee Trust Company and Sterling Crest Joint Venture relating to Sterling Crest Apartments, is incorporated by reference to
                  Exhibit 10(c) to the Registrant's Report on Form 8-K dated December 29, 1987.

10GG Amended and Restated Sterling Crest Joint Venture Joint Venture Agreement dated June 29, 1987 among the Registrant, Freeman Georgia Ventures, Inc., and Freeman Growth Plus, L.P., is incorporated by reference to Exhibit 10(d) to the Registrant's Report on Form 8-K dated December 29, 1987.


10RR Multifamily Note dated December 15, 2000, between Davidson Income Real Estate, L.P., a Delaware limited partnership and Reilly Mortgage Group, Inc., a District of Columbia corporation, related to Bexley House Apartments, incorporated by reference to Form 10-KSB dated March 30, 2001.

10SS Contracts related to the sale of North Springs Apartments:

                 (a) Purchase and Sale Contract between Davidson IRE Associates, L.P., as Seller and Capital City Holdings, L.L.C., as Purchaser, effective February 11, 2003, incorporated by reference to Form 8-K dated April 15, 2003.

                  (b) First Amendment of Purchase and Sale Contract between Davidson IRE Associates, L.P., as Seller and Capital City Holdings, L.L.C., as Purchaser, effective March 13, 2003, incorporated by reference to Form 8-K dated April 15, 2003.

(c) Reinstatement and Second Amendment of Purchase and Sale Contract between Davidson IRE Associates, L.P., as Seller and Capital City Holdings, L.L.C., as Purchaser, effective March 26, 2003, incorporated by reference to Form 8-K dated April 15, 2003.

                  (d) Assignment and Assumption of Sales Contract effective April 15, 2003 between Capital City Holdings, L.L.C., as assignor and Wingservice Holdings, L.L.C., as assignee, incorporated by reference to Form 8-K dated April 15, 2003.

10TT              Contracts  related to refinancing of debt of Covington  Pointe
                  Apartments:

                  (a) Multifamily Note dated June 26, 2003 between AIMCO Covington Pointe, L.P., a Delaware limited partnership, and Keycorp Real Estate Capital Markets, Inc., an Ohio corporation, incorporated by reference to Form 8-K dated June 26, 2003.

                  (b) Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing dated June 26, 2003 between AIMCO Covington Pointe, L.P., a Delaware limited partnership, and Keycorp Real Estate Capital Markets, Inc., an Ohio corporation, incorporated by reference to Form 8-K dated June 26, 2003.

                  (c) Replacement Reserve and Security Agreement dated June 26, 2003 between AIMCO Covington Pointe, L.P., a Delaware limited partnership, and Keycorp Real Estate Capital Markets, Inc., an Ohio corporation, incorporated by reference to Form 8-K dated June 26, 2003.

10UU              Contracts   related  to   refinancing   of  debt  of  Lakeside
                  Apartments:

                  (a) Multifamily Note dated November 3, 2003 between Davidson Income Real Estate, L.P., a Delaware limited partnership, and GMAC Commercial Mortgage Corporation, a California corporation, incorporated by reference to Form 10 QSB dated November 13, 2003.

                  b) Guaranty dated November 3, 2003 by AIMCO Properties, L.P., a Delaware limited partnership, for the benefit of GMAC Commercial Mortgage Corporation, a California corporation, incorporated by reference to Form 10 QSB dated November 13, 2003.

                  c) Multifamily Deed of Trust, Assignment of Rents and Security Agreement dated November 3, 2003 between Davidson Income Real Estates, L.P., a Delaware limited partnership, and GMAC Commercial Mortgage Corporation, a California corporation, incorporated by reference to Form 10 QSB dated November 13, 2003.

                  d) Replacement Reserve and Security Agreement dated November 3, 2003 between Davidson Income Real Estates, L.P., a Delaware limited partnership, and GMAC Commercial Mortgage Corporation, a California corporation, incorporated by reference to Form 10-QSB dated November 13, 2003.

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

Date: March 25, 2005
                                    /s/Martha L. Long
                                    Martha L. Long
                                    Senior Vice President of Davidson
                                    Diversified Properties, Inc., equivalent
                                    of the chief executive officer of the
                                   Partnership
Exhibit 31.2

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

Date: March 25, 2005
                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice President of Davidson Diversified
                                    Properties, Inc., equivalent of the chief
                                    financial officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of Davidson Income Real Estate, L.P. (the "Partnership"), for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  March 25, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  March 25, 2005

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.