Form 10QSB
period 2005-03-31
DAVIDSON INCOME REAL ESTATE LP
filed 2005-05-12
CIK 768598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2005

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


                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS


                        DAVIDSON INCOME REAL ESTATE, L.P.

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 2005



Assets
   Cash and cash equivalents                                               $   215
   Receivables and deposits                                                    111
   Restricted escrows                                                          112
   Other assets                                                                337
   Investment properties:
       Land                                                  $ 3,523
       Buildings and related personal property                 20,234
                                                               23,757
       Less accumulated depreciation                          (13,651)      10,106
                                                                           $10,881
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                        $   115
   Tenant security deposit liabilities                                          76
   Accrued property taxes                                                      232
   Other liabilities                                                            60
   Due to affiliate (Note B)                                                 1,629
   Deficit in joint venture (Note C)                                           881
   Mortgage notes payable                                                   10,599

Partners' Deficit
   General partners                                           $ (854)
   Limited partners (26,776 units issued and
      outstanding)                                             (1,857)      (2,711)
                                                                           $10,881

         See Accompanying Notes to Consolidated Financial Statements


                        DAVIDSON INCOME REAL ESTATE, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)



                                                              Three Months Ended
                                                                 March 31,
                                                               2005          2004
Revenues:
   Rental income                                              $  819        $  720
   Other income                                                   62            58
   Casualty gain (Note D)                                         --           388
      Total revenues                                             881         1,166

Expenses:
   Operating                                                     442           363
   General and administrative                                     42            50
   Depreciation                                                  253           246
   Interest                                                      152           148
   Property taxes                                                 98            98
      Total expenses                                             987           905

(Loss) income before equity in loss of joint
   venture                                                      (106)          261
Equity in loss of joint venture                                  (15)           (9)
Net (loss) income                                             $ (121)       $  252

Net (loss) income allocated to general partners (3%)          $   (4)       $    8
Net (loss) income allocated to limited partners (97%)           (117)          244

                                                              $ (121)       $  252

Net (loss) income per limited partnership unit                $(4.37)       $ 9.11

         See Accompanying Notes to Consolidated Financial Statements


                        DAVIDSON INCOME REAL ESTATE, L.P.

            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                     Limited
                                   Partnership   General      Limited
                                      Units      Partners    Partners       Total

Original capital contributions        26,776       $ 1       $26,776      $ 26,777

Partners' deficit at
   December 31, 2004                  26,776      $ (850)    $(1,740)     $ (2,590)

Net loss for the three months
   ended March 31, 2005                   --          (4)       (117)         (121)

Partners' deficit
   at March 31, 2005                  26,776      $ (854)    $(1,857)     $ (2,711)



         See Accompanying Notes to Consolidated Financial Statements


                        DAVIDSON INCOME REAL ESTATE, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                 Three Months Ended
                                                                       March 31,
                                                                    2005      2004
Cash flows from operating activities:
  Net (loss) income                                             $ (121)       $ 252
  Adjustments to reconcile net (loss) income to net cash
   used in operating activities:
     Casualty gain                                                  --          (388)
     Depreciation                                                  253           246
     Amortization of loan costs                                      9             9
     Equity in loss of joint venture                                15             9
     Change in accounts:
      Receivables and deposits                                     (11)           19
      Other assets                                                 (52)          (97)
      Accounts payable                                              (7)          (88)
      Tenant security deposit liabilities                            2             3
      Accrued property taxes                                      (135)         (148)
      Other liabilities                                            (43)          (31)
      Due to affiliates                                             28           (26)
       Net cash used in operating activities                       (62)         (240)

Cash flows from investing activities:
  Property improvements and replacements                          (119)         (364)
  Net (deposits to) withdrawals from restricted escrows            (22)           15
  Insurance proceeds received                                       --           327
       Net cash used in investing activities                      (141)          (22)

Cash flows from financing activities:
  Advances from affiliate                                          185            --
  Payments on advances from affiliate                               --           (51)
  Payments on mortgage notes payable                               (89)          (85)
       Net cash provided by (used in) financing activities          96          (136)

Net decrease in cash and cash equivalents                         (107)         (398)
Cash and cash equivalents at beginning of period                   322           585

Cash and cash equivalents at end of period                      $  215        $ 187

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $  118        $ 128
Supplemental disclosure of non-cash flow information:
  Property improvements and replacements in accounts
    payable                                                     $   33        $ 113

At December 31, 2004 and 2003, approximately $49,000 and $405,000 of property improvements and replacements were included in accounts payable and are included in property improvements and replacements for March 31, 2005 and 2004, respectively.

         See Accompanying Notes to Consolidated Financial Statements


                        DAVIDSON INCOME REAL ESTATE, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Davidson Income Real Estate, L.P. (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of
Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Diversified Properties, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2005, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $43,000 and $38,000 for the three months ended March 31, 2005 and 2004, respectively, which is included in operating expenses.

An affiliate of the Managing General Partner charged the Partnership reimbursements of accountable administrative expenses amounting to approximately $42,000 and $74,000 for the three months ended March 31, 2005 and 2004, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the three months ended March 31, 2005 and 2004 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $12,000 and $44,000, respectively. The construction management service fees are calculated based on a percentage of current year additions to investment properties. At March 31, 2005, the Partnership owed approximately $46,000 of accrued accountable administrative expenses to an affiliate of the Managing General Partner, which is included in due to affiliates on the accompanying consolidated balance sheet.

During the three months ended March 31, 2005 the Managing General Partner advanced approximately $185,000 to the Partnership to pay real estate taxes at one of the investment properties. There were no such advances during the three months ended March 31, 2004, however, the Partnership repaid approximately $51,000 of previous advances during this period. At March 31, 2005, the amount of outstanding loans and interest was approximately $1,583,000, which is included in due to affiliates on the accompanying consolidated balance sheet. Interest on the advances is charged at prime plus 2%, or 7.75% at March 31, 2005. Interest expense on the advances was approximately $24,000 and $17,000 for the three months ended March 31, 2005 and 2004, respectively.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the three months ended March 31, 2005, the Partnership was charged by AIMCO and its affiliates approximately $36,000 for hazard insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2005 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $51,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2004.

Note C - Investment in Joint Venture

The Partnership owns a 17.5% interest in the Sterling Crest Joint Venture with Davidson Growth Plus, L.P., an affiliate of the Managing General Partner, which owns the remaining 82.5% of the joint venture.

There were no distributions received from the joint venture during the three months ended March 31, 2005 and 2004. During the three months ended March 31, 2005 and 2004, the Partnership recognized approximately $15,000 and $9,000, respectively, of equity in loss of the joint venture. At March 31, 2005, the Partnership had received distributions and recognized equity in losses of the joint venture in excess of its general partnership interest and has an investment deficiency of approximately $881,000.

The following table represents the net loss of the Sterling Crest Joint Venture for the three months ended March 31, 2005 and 2004 (in thousands):

                                                    Three Months Ended March 31,
                                                      2005                2004

     Total revenues                                 $   550            $   565
     Total expenses                                    (636)              (615)
     Net loss                                       $   (86)           $   (50)

Note D - Casualty Gain

In December 2002, Bexley House Apartments experienced a fire, causing damage to 32 units. Reconstruction of the units was completed during the first quarter of 2004. During the three months ended March 31, 2004, a casualty gain of approximately $388,000 was recorded at Bexley House Apartments. The gain was the result of the recognition of insurance recoveries of approximately $391,000 partially offset by the write off of approximately $3,000 of undepreciated fixed assets.

Note E - Contingencies

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. On January 28, 2002, the trial court granted defendants motion to strike the complaint.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004 the Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. The Managing General Partner and its affiliates are currently scheduled to file an answer to Objector's petition on May 18, 2005.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

As previously disclosed AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The defendants have filed an answer to the amended complaint denying the substantive allegations. Oral argument relating to the certification of the collective action is scheduled for May 12, 2005. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

SEC Investigation

The Central Regional Office of the United States Securities and Exchange Commission (the "SEC") is conducting a formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, and tax credit transactions. At the end of the first quarter of 2005, the SEC added certain tender offers for limited partnership interests as an area of investigation. AIMCO is cooperating fully. AIMCO is not able to predict when the investigation will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.


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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2005 and 2004:

                                                   Average Occupancy
      Property                                      2005       2004

      Lakeside Apartments                           95%        94%
         Charlotte, North Carolina
      Bexley House Apartments                       82%        64%
         Columbus, Ohio (1)
      Covington Pointe Apartments                   95%        85%
         Dallas, Texas (2)

(1) The Managing General Partner attributes the increase in occupancy at Bexley House Apartments to the completion of 32 units during the first quarter of 2004 that were destroyed by a fire in December 2002.

   (2) The Managing General Partner attributes the increase in occupancy at Covington Pointe Apartments to a new pricing structure, which is more competitive in the local market.

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

Results of Operations

The Partnership had net loss of approximately $121,000 for the three months ended March 31, 2005 compared to net income of approximately $252,000 for the three months ended March 31, 2004. The decrease in net income is due to a decrease in total revenues and an increase in total expenses. Total revenues decreased due to the recognition in 2004 of a casualty gain partially offset by an increase in rental income. Rental income increased due to increases in occupancy at all of the investment properties, primarily Bexley House Apartments, and in the average rental rates at Covington Pointe and Lakeside Apartments.

In December 2002, Bexley House Apartments experienced a fire, causing damage to 32 units. Reconstruction of the units was completed during the first quarter of 2004. During the three months ended March 31, 2004, a casualty gain of approximately $388,000 was recorded at Bexley House Apartments. The gain was the result of the recognition of insurance recoveries of approximately $391,000 partially offset by the write off of approximately $3,000 of undepreciated fixed assets.

The increase in total expenses is due to an increase in operating expense. Operating expense increased due to an increase in property expense. Property expense increased due to an increase in payroll and related costs at all of the investment properties.

Included in general and administrative expense for the three months ended March 31, 2005 and 2004 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The Partnership owns a 17.5% interest in Sterling Crest Joint Venture (the "Joint Venture"). The Partnership recognized equity in loss of the joint venture of approximately $15,000 and $9,000 for the three months ended March 31, 2005 and 2004, respectively.

Liquidity and Capital Resources

At March 31, 2005, the Partnership had cash and cash equivalents of approximately $215,000 compared to approximately $187,000 at March 31, 2004.
Cash and cash equivalents decreased approximately $107,000 since December 31, 2004 due to approximately $62,000 of cash used in operating activities and approximately $141,000 of cash used in investing activities partially offset by approximately $96,000 of cash provided by financing activities. Cash used in investing activities consisted of property improvements and replacements and deposits to restricted escrows maintained by the mortgage lender. Cash provided by financing activities consisted of advances received from an affiliate of the Managing General Partner partially offset by payments of principal on the mortgages encumbering the Partnership's investment properties. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. The Partnership regularly evaluates the capital improvement needs of the properties. Capital improvements planned for each of the Partnership's properties are detailed below.

Lakeside Apartments

During the three months ended March 31, 2005, the Partnership completed approximately $22,000 of capital improvements at Lakeside Apartments, consisting primarily of appliance and floor covering replacements and major landscaping. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Bexley House Apartments

During the three months ended March 31, 2005, the Partnership completed approximately $34,000 of capital improvements at Bexley House Apartments, consisting primarily of structural upgrades and appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Covington Pointe Apartments

During the three months ended March 31, 2005, the Partnership completed approximately $47,000 of capital improvements at Covington Pointe Apartments, consisting primarily of parking lot resurfacing and appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's investment properties of approximately $10,599,000 is amortized over varying periods, with balloon payments of approximately $4,416,000 due in July 2010 for Covington Pointe Apartments and approximately $2,599,000 in September 2007 for Lakeside Apartments. The Managing General Partner has the option to extend the maturity of the mortgage encumbering Lakeside Apartments for an additional five years. The Managing General Partner will attempt to refinance and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

No cash distributions were made during the three months ended March 31, 2005 and 2004. Future cash distributions will depend on the levels of net cash generated from operations, and the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis.

In light of the significant amounts due to the Managing General Partner at March 31, 2005, it is not anticipated that the Partnership will make any distributions in the foreseeable future.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 12,340.50 limited partnership units (the "Units") in the Partnership representing 46.09% of the outstanding Units at March 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. In this regard, on February 16, 2005, AIMCO Properties, L.P. commenced a tender offer to acquire up to 14,435.00 units for a purchase price of $60.26 per unit. This offer expires May 31, 2005. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 46.09% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as it sole stockholder.

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


                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. On January 28, 2002, the trial court granted defendants motion to strike the complaint.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004 the Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. The Managing General Partner and its affiliates are currently scheduled to file an answer to Objector's petition on May 18, 2005.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

As previously disclosed AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The defendants have filed an answer to the amended complaint denying the substantive allegations. Oral argument relating to the certification of the collective action is scheduled for May 12, 2005. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

ITEM 5.     OTHER INFORMATION

            None.

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


                                    Date: May 12, 2005


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

                  (b) Guaranty dated November 3, 2003 by AIMCO Properties, L.P., a Delaware limited partnership, for the benefit of GMAC Commercial Mortgage Corporation, a California corporation, incorporated by reference to Form 10 QSB dated November 13, 2003.

                  (c) Multifamily Deed of Trust, Assignment of Rents and Security Agreement dated November 3, 2003 between Davidson Income Real Estates, L.P., a Delaware limited partnership, and GMAC Commercial Mortgage Corporation, a California corporation, incorporated by reference to Form 10 QSB dated November 13, 2003.

                  (d) Replacement Reserve and Security Agreement dated November 3, 2003 between Davidson Income Real Estates, L.P., a Delaware limited partnership, and GMAC Commercial Mortgage Corporation, a California corporation, incorporated by reference to Form 10-QSB dated November 13, 2003.

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


Date: May 12, 2005

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


Date: May 12, 2005

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


Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Davidson Income Real Estate, L.P. (the "Partnership"), for the quarterly period ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  May 12, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  May 12, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.