Form 10QSB
period 2005-06-30
DAVIDSON INCOME REAL ESTATE LP
filed 2005-08-12
CIK 768598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2005


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



                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS



                        DAVIDSON INCOME REAL ESTATE, L.P.

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                  June 30, 2005



Assets
   Cash and cash equivalents                                                 $ 167
   Receivables and deposits                                                     195
   Restricted escrows                                                            53
   Other assets                                                                 323
   Investment properties:
       Land                                                  $ 3,523
       Buildings and related personal property                 21,031
                                                              24,554
       Less accumulated depreciation                          (13,912)       10,642
                                                                           $ 11,380
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 133
   Tenant security deposit liabilities                                           76
   Accrued property taxes                                                       187
   Other liabilities                                                            176
   Due to affiliates (Note B)                                                 2,276
   Deficit in joint venture (Note C)                                            891
   Mortgage notes payable                                                    10,509

Partners' Deficit
   General partners                                           $ (858)
   Limited partners (26,776 units issued and
      outstanding)                                             (2,010)       (2,868)
                                                                           $ 11,380

         See Accompanying Notes to Consolidated Financial Statements

                        DAVIDSON INCOME REAL ESTATE, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                         Three Months Ended        Six Months Ended
                                              June 30,                 June 30,
                                         2005          2004         2005        2004
Revenues:
  Rental income                          $ 810        $ 710       $ 1,629     $ 1,430
  Other income                               68           73          130         131
  Casualty gain (Note D)                     --            2           --         390
     Total revenues                         878          785        1,759       1,951

Expenses:
  Operating                                 459          442          901         805
  General and administrative                 53           53           95         103
  Depreciation                              261          250          514         496
  Interest                                  160          136          312         284
  Property taxes                             92           95          190         193
     Total expenses                       1,025          976        2,012       1,881

(Loss) income before equity in
  loss of joint venture                    (147)        (191)        (253)         70
Equity in loss of joint venture             (10)          (7)         (25)        (16)

Net (loss) income                       $ (157)       $ (198)      $ (278)      $ 54

Net (loss) income allocated to
  general partners (3%)                  $ (4)         $ (6)        $ (8)       $ 2
Net (loss) income allocated to
  limited partners (97%)                   (153)        (192)        (270)         52
                                        $ (157)       $ (198)      $ (278)      $ 54
Net (loss) income per limited
  partnership unit                      $ (5.71)     $ (7.17)     $(10.08)     $ 1.94

         See Accompanying Notes to Consolidated Financial Statements

                        DAVIDSON INCOME REAL ESTATE, L.P.

            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                       Limited
                                     Partnership   General      Limited
                                        Units      Partners    Partners       Total

Original capital contributions          26,776       $ 1        $26,776      $26,777

Partners' deficit at
  December 31, 2004                     26,776      $ (850)     $(1,740)     $(2,590)

Net loss for the six months
  ended June 30, 2005                       --          (8)        (270)        (278)

Partners' deficit at
  June 30, 2005                         26,776      $ (858)     $(2,010)     $(2,868)

         See Accompanying Notes to Consolidated Financial Statements

                        DAVIDSON INCOME REAL ESTATE, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                  Six Months Ended
                                                                        June 30,
                                                                     2005    2004
Cash flows from operating activities:
  Net (loss) income                                              $ (278)      $ 54
  Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
     Casualty gains                                                  --         (390)
     Depreciation                                                   514          496
     Amortization of loan costs                                      18           18
     Equity in loss of joint venture                                 25           16
     Change in accounts:
      Receivables and deposits                                      (31)         260
      Other assets                                                  (47)         (81)
      Accounts payable                                              (48)         (55)
      Tenant security deposit liabilities                             2            1
      Accrued property taxes                                       (180)        (103)
      Other liabilities                                               9          (31)
      Due to affiliates                                              89          (15)
       Net cash provided by operating activities                     73          170

Cash flows from investing activities:
  Property improvements and replacements                           (857)        (546)
  Net withdrawals from (deposits to) restricted escrows              37          (15)
  Insurance proceeds received                                        --          329
       Net cash used in investing activities                       (820)        (232)

Cash flows from financing activities:
  Payments on mortgage notes payable                               (179)        (164)
  Payment on advances from affiliates                                --          (83)
  Advances from affiliates                                          771           --
       Net cash provided by (used in) financing activities          592         (247)

Net decrease in cash and cash equivalents                          (155)        (309)
Cash and cash equivalents at beginning of period                    322          585
Cash and cash equivalents at end of period                       $ 167        $ 276
Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 239        $ 246
Supplemental disclosure of non-cash flow information:
  Property improvements and replacements in accounts
   payable                                                        $ 92        $ 38

At December  31, 2004 and 2003,  approximately  $49,000 and $405,000 of property improvements and replacements were included in accounts payable and are included
in  property   improvements  and  replacements  for  June  30,  2005  and  2004, respectively.

         See Accompanying Notes to Consolidated Financial Statements

                        DAVIDSON INCOME REAL ESTATE, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Davidson Income Real Estate, L.P. (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of
Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Diversified Properties, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2005, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management  services.  The  Partnership  paid to such  affiliates  approximately
$86,000 and $76,000 for the six months ended June 30, 2005 and 2004, respectively, which is included in operating expenses.

An affiliate of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $107,000 and $104,000 for the six months ended June 30, 2005 and 2004, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the six months ended June 30, 2005 and 2004 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $47,000 and $44,000, respectively. The construction management service fees are calculated based on a percentage of additions to investment properties. At June 30, 2005, the Partnership owed approximately $77,000 of accrued accountable administrative expenses to an affiliate of the Managing General Partner, which is included in due to affiliates on the accompanying consolidated balance sheet.

During the six months ended June 30, 2005 the Managing General Partner advanced approximately $771,000 to the Partnership for capital expenditures and to pay real estate taxes at the investment properties. There were no such advances during the six months ended June 30, 2004. During the six months ended June 30, 2004, the Partnership repaid previous advances of approximately $105,000, including accrued interest of approximately $22,000. There were no such repayments during the six months ended June 30, 2005. At June 30, 2005, the amount of outstanding loans and interest was approximately $2,199,000, which is included in due to affiliates on the accompanying consolidated balance sheet. Interest on the advances is charged at prime plus 2%, or 8.25% at June 30, 2005. Interest expense on the advances was approximately $53,000 and $33,000 for the six months ended June 30, 2005 and 2004, respectively.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the six months ended June 30, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $53,000 and $51,000 for insurance coverage and fees associated with policy claims administration.

Note C - Investment in Joint Venture

The Partnership owns a 17.5% interest in the Sterling Crest Joint Venture with Davidson Growth Plus, L.P., an affiliate of the Managing General Partner, which owns the remaining 82.5% of the joint venture.

There were no distributions received from the joint venture during the six months ended June 30, 2005 and 2004. During the six months ended June 30, 2005 and 2004, the Partnership recognized approximately $25,000 and $16,000, respectively, of equity in loss of the joint venture. At June 30, 2005, the Partnership had received distributions and recognized equity in losses of the joint venture in excess of its general partnership interest and has an investment deficiency of approximately $891,000.

The following table represents the net loss of the Sterling Crest Joint Venture for the six months ended June 30, 2005 and 2004 (in thousands):

                                                      Six Months Ended June 30,
                                                      2005                2004

     Total revenues                                 $ 1,124            $ 1,133
     Total expenses                                  (1,268)            (1,225)
     Net loss                                       $  (144)           $   (92)

Note D - Casualty Gain

In December 2002, Bexley House Apartments experienced a fire, causing damage to 32 units. Reconstruction of the units was completed during the first quarter of 2004. During the six months ended June 30, 2004, a casualty gain of approximately $390,000 was recorded at Bexley House Apartments. The gain was the result of the recognition of insurance recoveries of approximately $393,000 partially offset by the write off of approximately $3,000 of undepreciated fixed assets.

Note E - Contingencies

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. On January 28, 2002, the trial court granted defendants motion to strike the complaint. Plaintiffs took an appeal from this order.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action. On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004, the Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. On June 10, 2005, the California Supreme Court denied Objector's Petition for Review and the Court of Appeals sent the matter back to the trial court on June 21, 2005. The parties intend to ask the trial court to make further findings in connection with settlement consistent with the Court of Appeal's remand order. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeal reversed the trial court's order striking the first amended complaint.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. On June 23, 2005 the Court conditionally certified the collective action on both the on-call and overtime issues. The Court ruling allows plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action. Defendants have asked the Court to reconsider its ruling or in the alternative certify the ruling for appeal on that issue. After the notice goes out, defendants will have the opportunity to move to decertify the collective action. The Court further denied plaintiffs' Motion for Certification of the state subclass. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its properties, the Partnership could potentially be liable for environmental liabilities or costs associated with its properties.

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements. The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure. Affiliates of the Managing General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and the Managing General Partner believes that these measures will minimize the effects that mold could have on residents. To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions. Because the law regarding mold is unsettled and subject to change the Managing General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

SEC Investigation

The Central Regional Office of the United States Securities and Exchange Commission (the "SEC") continues its formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation have included AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, tax credit transactions and tender offers for limited partnership interests. AIMCO is cooperating fully. AIMCO is not able to predict when the investigation will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2005 and 2004:

                                                   Average Occupancy
      Property                                      2005       2004

      Lakeside Apartments                           94%        94%
         Charlotte, North Carolina
      Bexley House Apartments                       83%        66%
         Columbus, Ohio (1)
      Covington Pointe Apartments                   94%        83%
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

Results of Operations

For the three and six months ended June 30, 2005, the Partnership had net loss of approximately $157,000 and $278,000, respectively, compared to net loss of approximately $198,000 and net income of approximately $54,000 for the three and six months ended June 30, 2004, respectively. The decrease in net loss for the three months ended June 30, 2005 is due to an increase in total revenues partially offset by an increase in total expenses. The decrease in net income for the six months ended June 30, 2005 is due a decrease in total revenues and an increase in total expenses.

The increase in total revenues for the three month period is due to an increase in rental income. The decrease in total revenues for the six month period is due to a casualty gain recognized in 2004, partially offset by an increase in rental income. Rental income for both periods increased due to increases in occupancy at Covington Pointe and Bexley House Apartments, an increase in the average rental rates at Covington Pointe and Lakeside Apartments and a decrease in bad debt expense at all of the investment properties partially offset by a decrease in the average rental rate at Bexley House Apartments.

In December 2002, Bexley House Apartments experienced a fire, causing damage to 32 units. Reconstruction of the units was completed during the first quarter of 2004. During the six months ended June 30, 2004, a casualty gain of approximately $390,000 was recorded at Bexley House Apartments. The gain was the result of the recognition of insurance recoveries of approximately $393,000 partially offset by the write off of approximately $3,000 of undepreciated fixed assets.

The increase in total expenses for both periods is due to increases in operating and interest expenses. Operating expense increased due to an increase in advertising and property expenses. Advertising expense increased due to an increase in periodical advertising at Bexley House and Lakeside Apartments. Property expense increased due to an increase in payroll and related benefits at all of the investment properties. Interest expense increased due to higher variable interest rates at Lakeside Apartments and due to an increase in interest on advances from an affiliate of the Managing General Partner.

Included in general and administrative expense for the six months ended June 30, 2005 and 2004 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The Partnership owns a 17.5% interest in Sterling Crest Joint Venture (the "Joint Venture"). The Partnership recognized equity in loss of the joint venture of approximately $25,000 and $16,000 for the six months ended June 30, 2005 and 2004, respectively.

Liquidity and Capital Resources

At June 30, 2005, the Partnership had cash and cash equivalents of approximately $167,000 compared to approximately $276,000 at June 30, 2004. Cash and cash equivalents decreased approximately $155,000 since December 31, 2004 due to approximately $820,000 of cash used in investing activities partially offset by approximately $73,000 of cash provided by operating activities and approximately $592,000 of cash provided by financing activities. Cash used in investing activities consisted of property improvements and replacements, partially offset by withdrawals from restricted escrows maintained by the mortgage lender. Cash provided by financing activities consisted of advances received from an affiliate of the Managing General Partner partially offset by payments of principal on the mortgages encumbering the Partnership's investment properties. The Partnership invests its working capital reserves in interest bearing accounts.

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

Lakeside Apartments

During the six months ended June 30, 2005, the Partnership completed approximately $742,000 of capital improvements at Lakeside Apartments, consisting primarily of structural improvements and upgrades. These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Bexley House Apartments

During the six months ended June 30, 2005, the Partnership completed approximately $79,000 of capital improvements at Bexley House Apartments, consisting primarily of structural upgrades and appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Covington Pointe Apartments

During the six months ended June 30, 2005, the Partnership completed approximately $79,000 of capital improvements at Covington Pointe Apartments, consisting primarily of parking lot resurfacing, structural upgrades, and appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's investment properties of approximately $10,509,000 is amortized over varying periods, with balloon payments of approximately $4,416,000 due in July 2010 for Covington Pointe Apartments and approximately $2,599,000 in September 2007 for Lakeside Apartments. The Managing General Partner has the option to extend the maturity of the mortgage encumbering Lakeside Apartments for an additional five years. The Managing General Partner will attempt to refinance and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

No cash distributions were made during the six months ended June 30, 2005 and 2004. Future cash distributions will depend on the levels of net cash generated from operations, and the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the significant amounts due to the Managing General Partner at June 30, 2005, it is not anticipated that the Partnership will make any distributions in the foreseeable future.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 13,092.50 limited partnership units (the "Units") in the Partnership representing 48.90% of the outstanding Units at June 30, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 48.90% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as it sole stockholder.

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

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. On January 28, 2002, the trial court granted defendants motion to strike the complaint. Plaintiffs took an appeal from this order.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action. On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004, the Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. On June 10, 2005, the California Supreme Court denied Objector's Petition for Review and the Court of Appeals sent the matter back to the trial court on June 21, 2005. The parties intend to ask the trial court to make further findings in connection with settlement consistent with the Court of Appeal's remand order. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeal reversed the trial court's order striking the first amended complaint.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. On June 23, 2005 the Court conditionally certified the collective action on both the on-call and overtime issues. The Court ruling allows plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action. Defendants have asked the Court to reconsider its ruling or in the alternative certify the ruling for appeal on that issue. After the notice goes out, defendants will have the opportunity to move to decertify the collective action. The Court further denied plaintiffs' Motion for Certification of the state subclass. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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



                                    DAVIDSON INCOME REAL ESTATE, L.P.


                                    By:   DAVIDSON DIVERSIFIED PROPERTIES,
                                      INC.
                                          Managing General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                    By:   /s/Stephen B. Waters
                                           Stephen B. Waters
                                           Vice President


                                    Date: August 12, 2005

                        DAVIDSON INCOME REAL ESTATE, L.P.
                                  EXHIBIT INDEX


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

32.1 Certification of equivalent of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: August 12, 2005
                                    /s/Martha L. Long
                                    Martha L. Long
                                    Senior Vice President of Davidson
                                    Diversified Properties, Inc., equivalent
                                    of the chief executive officer of the
                                   Partnership

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

Date: August 12, 2005
                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice President of Davidson Diversified
                                    Properties, Inc., equivalent of the chief
                                    financial officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Davidson Income Real Estate, L.P. (the "Partnership"), for the quarterly period ended June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  August 12, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  August 12, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.