Form 10QSB
period 2005-09-30
DAVIDSON INCOME REAL ESTATE LP
filed 2005-11-14
CIK 768598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2005


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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes __ No X_

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS



                        DAVIDSON INCOME REAL ESTATE, L.P.

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                               September 30, 2005



Assets
   Cash and cash equivalents                                                 $ 276
   Receivables and deposits                                                     187
   Restricted escrows                                                            75
   Other assets                                                                 288
   Investment properties:
       Land                                                  $ 3,523
       Buildings and related personal property                 21,341
                                                               24,864
       Less accumulated depreciation                          (14,193)       10,671
                                                                           $ 11,497
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 60
   Tenant security deposit liabilities                                           70
   Accrued property taxes                                                       278
   Other liabilities                                                            191
   Due to affiliates (Note B)                                                 2,636
   Deficit in joint venture (Note C)                                            917
   Mortgage notes payable                                                    10,418

Partners' Deficit
   General partners                                           $ (864)
   Limited partners (26,776 units issued and
      outstanding)                                             (2,209)       (3,073)
                                                                           $ 11,497

         See Accompanying Notes to Consolidated Financial Statements

                        DAVIDSON INCOME REAL ESTATE, L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)

                                         Three Months Ended        Nine Months Ended
                                           September 30,             September 30,
                                         2005          2004         2005        2004

Revenues:
  Rental income                          $ 813        $ 745       $ 2,442     $ 2,175
  Other income                               74           74          204         205
  Casualty gain (Note D)                     --           --           --         390
     Total revenues                         887          819        2,646       2,770

Expenses:
  Operating                                 507          449        1,408       1,254
  General and administrative                 48           42          143         145
  Depreciation                              281          248          795         744
  Interest                                  178          138          490         422
  Property taxes                             52          112          242         305
     Total expenses                       1,066          989        3,078       2,870

Loss before equity in loss of
  joint venture                            (179)        (170)        (432)       (100)
Equity in loss of joint venture
  (Note C)                                  (26)         (10)         (51)        (26)
Net loss                                   (205)        (180)        (483)       (126)

Net loss allocated to general
  partners (3%)                          $ (6)         $ (6)       $ (14)       $ (4)
Net loss allocated to limited
  partners (97%)                           (199)        (174)        (469)       (122)
                                        $ (205)       $ (180)      $ (483)     $ (126)
Net loss per limited partnership
  unit                                  $ (7.43)     $ (6.50)     $(17.52)    $ (4.56)

         See Accompanying Notes to Consolidated Financial Statements

                        DAVIDSON INCOME REAL ESTATE, L.P.

            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                       Limited
                                     Partnership   General      Limited
                                        Units      Partners    Partners       Total

Original capital contributions          26,776       $ 1        $26,776      $26,777

Partners' deficit at
  December 31, 2004                     26,776      $ (850)    $(1,740)      $(2,590)

Net loss for the nine months
  ended September 30, 2005                  --         (14)        (469)        (483)

Partners' deficit at
  September 30, 2005                    26,776      $ (864)    $(2,209)      $(3,073)

         See Accompanying Notes to Consolidated Financial Statements

                        DAVIDSON INCOME REAL ESTATE, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                 Nine Months Ended
                                                                   September 30,
                                                                   2005      2004
Cash flows from operating activities:
  Net loss                                                       $ (483)     $ (126)
  Adjustments to reconcile net loss to net cash
     provided by operating activities:
     Casualty gain                                                   --         (390)
     Depreciation                                                   795          744
     Amortization of loan costs                                      27           27
     Equity in loss of joint venture                                 51           26
     Change in accounts:
      Receivables and deposits                                      (23)         261
      Other assets                                                  (21)         (74)
      Accounts payable                                              (66)           1
      Tenant security deposit liabilities                            (4)          --
      Accrued property taxes                                        (89)           8
      Other liabilities                                              24           31
      Due to affiliates                                             162            3
       Net cash provided by operating activities                    373          511

Cash flows from investing activities:
  Property improvements and replacements                         (1,222)        (663)
  Net withdrawals from (deposits to) restricted escrows              15          (30)
  Insurance proceeds from casualty                                   --          329
       Net cash used in investing activities                     (1,207)        (364)

Cash flows from financing activities:
  Payments on mortgage notes payable                               (270)        (252)
  Advances from affiliates                                        1,058           --
  Payment on advances from affiliates                                --          (83)
       Net cash provided by (used in) financing activities          788         (335)

Net decrease in cash and cash equivalents                           (46)        (188)
Cash and cash equivalents at beginning of period                    322          585

Cash and cash equivalents at end of period                       $ 276        $ 397

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 362        $ 358

Supplemental disclosure of non-cash flow activity:
  Property improvements and replacements in accounts
    payable                                                       $ 37        $ 110

At December 31, 2004 and 2003, approximately $49,000 and $405,000 of property improvements and replacements were included in accounts payable and are included in property improvements and replacements for the nine months ended September
30, 2005 and 2004, respectively.

         See Accompanying Notes to Consolidated Financial Statements

                        DAVIDSON INCOME REAL ESTATE, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Davidson Income Real Estate, L.P. (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of
Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Diversified Properties, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2005, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $130,000 and $115,000 for the nine months ended September 30, 2005 and 2004, respectively, which are included in operating expenses.

An affiliate of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $227,000 and $147,000 for the nine months ended September 30, 2005 and 2004, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the nine months ended September 30, 2005 and 2004 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $137,000 and $55,000, respectively. The construction management service fees are calculated based on a percentage of additions to investment properties. At September 30, 2005, the Partnership owed approximately $109,000 of accrued accountable administrative expenses and related interest to an affiliate of the Managing General Partner, which is included in due to affiliates on the accompanying consolidated balance sheet.

During the nine months ended September 30, 2005 the Managing General Partner advanced approximately $1,058,000 to the Partnership for trade payables, capital expenditures and to pay real estate taxes at the investment properties. There were no such advances during the nine months ended September 30, 2004. During the nine months ended September 30, 2004, the Partnership repaid previous advances of approximately $105,000, including accrued interest of approximately $22,000. There were no such repayments during the nine months ended September 30, 2005. At September 30, 2005, the amount of outstanding loans and interest was approximately $2,527,000, which is included in due to affiliates on the accompanying consolidated balance sheet. Interest on the advances is charged at prime plus 2%, or 8.75% at September 30, 2005. Interest expense on the advances was approximately $95,000 and $51,000 for the nine months ended September 30, 2005 and 2004, respectively.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the nine months ended September 30, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $53,000 and $51,000 for insurance coverage and fees associated with policy claims administration.

Note C - Investment in Joint Venture

The Partnership owns a 17.5% interest in the Sterling Crest Joint Venture with Davidson Growth Plus, L.P., an affiliate of the Managing General Partner, which owns the remaining 82.5% of the joint venture.

There were no distributions received from the joint venture during the nine months ended September 30, 2005 and 2004. During the nine months ended September 30, 2005 and 2004, the Partnership recognized approximately $51,000 and $26,000, respectively, of equity in loss of the joint venture. At September 30, 2005, the Partnership had received distributions and recognized equity in losses of the joint venture in excess of its general partnership interest and has an investment deficit of approximately $917,000.

The following table represents the net loss of the Sterling Crest Joint Venture for the nine months ended September 30, 2005 and 2004 (in thousands):

                                                 Nine months Ended September 30,
                                                      2005                2004

     Total revenues                                 $ 1,735            $ 1,705
     Total expenses                                  (2,026)            (1,854)
     Net loss                                       $  (291)           $  (149)

Note D - Casualty Gain

In December 2002, Bexley House Apartments experienced a fire, causing damage to 32 units. Reconstruction of the units was completed during the first quarter of 2004. During the nine months ended September 30, 2004, a casualty gain of approximately $390,000 was recorded at Bexley House Apartments. The gain was the result of the recognition of insurance recoveries of approximately $393,000 partially offset by the write off of approximately $3,000 of undepreciated fixed assets.

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

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. On June 10, 2005, the California Supreme Court denied Objector's Petition for Review and the Court of Appeals sent the matter back to the trial court on June 21, 2005. The parties intend to ask the trial court to make further findings in connection with settlement consistent with the Court of Appeal's remand order. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeals reversed the trial court's order striking the first amended complaint.

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005. On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement. On October 27, 2005, the Court denied Objector's peremptory challenge and struck Objector's motion to disqualify for cause. No hearing has been set on Objector's remaining motions. On November 3, 2005, Objector and his counsel filed a writ of mandate to the Court of Appeals challenging the court's October 27, 2005 order.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

AIMCO  Properties  L.P.  and NHP  Management  Company,  both  affiliates  of the
Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action, and AIMCO Properties, L.P. and NHP Management Company will have the opportunity to move to decertify the collective action. Because the court denied plaintiffs' motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County). Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2005 and 2004:

                                                   Average Occupancy
      Property                                      2005       2004

      Lakeside Apartments                           93%        95%
         Charlotte, North Carolina
      Bexley House Apartments                       85%        68%
         Columbus, Ohio (1)
      Covington Pointe Apartments                   94%        84%
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

Results of Operations

For the three and nine months ended September 30, 2005, the Partnership had net loss of approximately $205,000 and $483,000, respectively, compared to net loss of approximately $180,000 and $126,000 for the three and nine months ended September 30, 2004, respectively. The increase in net loss for the three months ended September 30, 2005 is due to an increase in total expenses partially offset by an increase in total revenues. The increase in net loss for the nine months ended September 30, 2005 is due to a decrease in total revenues and an increase in total expenses.

The increase in total revenues for the three month period is due to an increase in rental income. The decrease in total revenues for the nine month period is due to a casualty gain recognized in 2004, partially offset by an increase in rental income. Rental income for both periods increased due to increases in occupancy at Covington Pointe and Bexley House Apartments, an increase in the average rental rates at Covington Pointe and Lakeside Apartments and a decrease in bad debt expense at all of the investment properties partially offset by a decrease in occupancy at Lakeside Apartments and a decrease in the average rental rate at Bexley House Apartments. Other income remained comparable for the three and nine month periods ended September 30, 2005.

In December 2002, Bexley House Apartments experienced a fire, causing damage to 32 units. Reconstruction of the units was completed during the first quarter of 2004. During the nine months ended September 30, 2004, a casualty gain of approximately $390,000 was recorded at Bexley House Apartments. The gain was the result of the recognition of insurance recoveries of approximately $393,000 partially offset by the write off of approximately $3,000 of undepreciated fixed assets.

The increase in total expenses for both periods is due to increases in operating, depreciation and interest expenses partially offset by a decrease in property tax expense. Operating expense increased due to an increase in advertising, administrative, and maintenance expenses. Advertising expense increased due to an increase in periodical advertising at Bexley House Apartments and an increase in web advertising at Covington Pointe Apartments. Administrative expenses increased due to an increase in ad-valorem tax services at Covington Pointe Apartments. Maintenance expense increased due to an increase in contractor services at Lakeside and Covington Pointe Apartments. Depreciation expense increased due to an increase in assets placed into service at Lakeside and Covington Pointe Apartments. Interest expense increased due to a higher variable interest rate at Lakeside Apartments and due to an increase in interest on advances from an affiliate of the Managing General Partner. Property tax expense decreased for both the three and nine months ended September 30, 2005 primarily due to the successful appeal of the assessed value of Lakeside Apartments for the 2003 and 2004 tax periods. The Partnership received a refund of approximately $41,000 for 2003 and 2004 and has based its 2005 accrual on the adjusted property value. At September 30, 2005, the $41,000 was included in receivables and deposits on the accompanying balance sheet and approximately $38,000 of this amount was collected by the Partnership in October of 2005.

Included in general and administrative expense for the three and nine months ended September 30, 2005 and 2004 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The Partnership owns a 17.5% interest in Sterling Crest Joint Venture (the "Joint Venture"). The Partnership recognized equity in loss of the joint venture of approximately $51,000 and $26,000 for the nine months ended September 30, 2005 and 2004, respectively.

Liquidity and Capital Resources

At September 30, 2005, the Partnership had cash and cash equivalents of approximately $276,000 compared to approximately $397,000 at September 30, 2004. Cash and cash equivalents decreased approximately $46,000 since December 31, 2004 due to approximately $1,207,000 of cash used in investing activities partially offset by approximately $373,000 of cash provided by operating activities and approximately $788,000 of cash provided by financing activities. Cash used in investing activities consisted of property improvements and replacements, partially offset by withdrawals from restricted escrows maintained by the mortgage lender. Cash provided by financing activities consisted of advances received from an affiliate of the Managing General Partner partially offset by payments of principal on the mortgages encumbering the Partnership's investment properties. The Partnership invests its working capital reserves in interest bearing accounts.

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

Lakeside Apartments

During the nine months ended  September  30,  2005,  the  Partnership  completed approximately $957,000 of capital improvements at Lakeside Apartments, consisting primarily of structural improvements and upgrades, floor covering replacements and plumbing fixture upgrades. These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Bexley House Apartments

During the nine months ended September 30, 2005, the Partnership completed approximately $121,000 of capital improvements at Bexley House Apartments, consisting primarily of structural upgrades and appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Covington Pointe Apartments

During the nine months ended September 30, 2005, the Partnership completed approximately $132,000 of capital improvements at Covington Pointe Apartments, consisting primarily of parking lot resurfacing, structural upgrades, and appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from affiliates of the Managing General Partner. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's investment properties of approximately $10,418,000 is amortized over varying periods, with balloon payments of approximately $4,416,000 due in July 2010 for Covington Pointe Apartments and approximately $2,599,000 in September 2007 for Lakeside Apartments. The Managing General Partner has the option to extend the maturity of the mortgage encumbering Lakeside Apartments for an additional five years. The Managing General Partner will attempt to refinance and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

No cash distributions were made during the nine months ended September 30, 2005 and 2004. Future cash distributions will depend on the levels of net cash generated from operations, and the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the significant amounts due to the Managing General Partner at September 30, 2005, it is not anticipated that the Partnership will make any distributions in the foreseeable future.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 13,131.50 limited partnership units (the "Units") in the Partnership representing 49.04% of the outstanding Units at September 30, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 49.04% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as it sole stockholder.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005. On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement. On October 27, 2005, the Court denied Objector's peremptory challenge and struck Objector's motion to disqualify for cause. No hearing has been set on Objector's remaining motions. On November 3, 2005, Objector and his counsel filed a writ of mandate to the Court of Appeals challenging the court's October 27, 2005 order.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

AIMCO  Properties  L.P.  and NHP  Management  Company,  both  affiliates  of the
Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action, and AIMCO Properties, L.P. and NHP Management Company will have the opportunity to move to decertify the collective action. Because the court denied plaintiffs' motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County). Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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


                                    Date: November 14, 2005

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


10RR Multifamily Note dated December 15, 2000, between Davidson Income Real Estate, L.P., a Delaware limited partnership and Reilly Mortgage Group, Inc., a District of Columbia corporation, related to Bexley House Apartments, incorporated by reference to Form 10-KSB for the fiscal year ended December 31, 2000.

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

10UU              Contracts   related  to   refinancing   of  debt  of  Lakeside
                  Apartments:

                  (a) Multifamily Note dated November 3, 2003 between Davidson Income Real Estate, L.P., a Delaware limited partnership, and GMAC Commercial Mortgage Corporation, a California corporation, incorporated by reference to Form 10 QSB for the quarter ended September 30, 2003.

                  (b) Guaranty dated November 3, 2003 by AIMCO Properties, L.P., a Delaware limited partnership, for the benefit of GMAC Commercial Mortgage Corporation, a California corporation, incorporated by reference to Form 10 QSB for the quarter ended September 30, 2003.

                  (c) Multifamily Deed of Trust, Assignment of Rents and Security Agreement dated November 3, 2003 between Davidson Income Real Estates, L.P., a Delaware limited partnership, and GMAC Commercial Mortgage Corporation, a California corporation, incorporated by reference to Form 10 QSB for the quarter ended September 30, 2003.

                  (d) Replacement Reserve and Security Agreement dated November 3, 2003 between Davidson Income Real Estates, L.P., a Delaware limited partnership, and GMAC Commercial Mortgage Corporation, a California corporation, incorporated by reference to Form 10-QSB for the quarter ended September 30, 2003.

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

Date: November 14, 2005
                                    /s/Martha L. Long
                                    Martha L. Long
                                    Senior Vice President of Davidson
                                    Diversified Properties, Inc., equivalent
                                    of the chief executive officer of the
                                   Partnership

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

Date: November 14, 2005
                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice President of Davidson Diversified
                                    Properties, Inc., equivalent of the chief
                                    financial officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Davidson Income Real Estate, L.P. (the "Partnership"), for the quarterly period ended September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  November 14, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  November 14, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.