Form 10KSB
period 2005-12-31
DAVIDSON INCOME REAL ESTATE LP
filed 2006-03-30
CIK 768598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

[ ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to _________

Commission file number 0-14530

DAVIDSON INCOME REAL ESTATE, L.P.
(Name of small business issuer in its charter)

Delaware	62-1242144
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	(Identification No.)

55 Beattie Place, PO Box 1089
Greenville, South Carolina 29602
(Address of principal executive offices)

Issuer's telephone number (864) 239-1000

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Units of Limited Partnership
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [ ]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ]  No[X]

State issuer's revenues for its most recent fiscal year.  $3,514,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2005.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

The offering of the Partnership's limited partnership units ("Units") commenced on July 26, 1985, and terminated on May 30, 1986.  The Partnership received gross proceeds from the offering of $26,776,000 and net proceeds of $25,700,160.  All of the net proceeds of the offering were invested in four residential properties, one of which was sold in 2003, and in a 17.5% joint venture interest which owns one residential property.  See "Item 2. Description of Properties" for a description of the Partnership's properties.

The Partnership has no employees.  Management and administrative services are provided by the Managing General Partner and by agents retained by the Managing General Partner. An affiliate of the Managing General Partner provides property management services at the Partnership’s properties.

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

From time to time, the Federal Bureau of Investigation, or FBI, and the United States Department of Homeland Security issue alerts regarding potential terrorist threats involving apartment buildings. Threats of future terrorist attacks, such as those announced by the FBI and the Department of Homeland Security, could have a negative effect on rent and occupancy levels at the Partnership’s properties. The effect that future terrorist activities or threats of such activities could have on the Partnership’s operations is uncertain and unpredictable. If the Partnership were to incur a loss at a property as a result of an act of terrorism, the Partnership could lose all or a portion of the capital invested in the property, as well as the future revenue from the property.

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

	Gross
	Carrying	Accumulated	Depreciable	Method of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)

Lakeside Apartments	$ 8,611	$ 5,205	5-30 yrs	S/L	$ 4,094
Bexley House Apartments	5,298	2,640	5-30 yrs	S/L	2,309
Covington Pointe
Apartments	11,067	6,619	5-30 yrs	S/L	5,613
	$24,976	$14,464			$12,016

See "Note A" to the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.

	Principal				Principal
	Balance At	Stated			Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2005	Rate	Amortized	Date	Maturity (3)
	(in thousands)				(in thousands)

Lakeside Apartments
1st mortgage	$ 2,724	(1)	30 years	09/15/07	$ 2,599
Bexley House Apartments
1st mortgage	2,108	7.32% (2)	20 years	01/01/21	--
Covington Pointe Apartments
1st mortgage	5,493	3.81% (2)	20 years	07/01/10	4,416

Total	$10,325				$ 7,015

(1)

Adjustable rate based on the Fannie Mae discounted mortgage-backed security index plus 85 basis points. The rate at December 31, 2005 was 5.13%.

(2)

Fixed rate mortgage.

(3)

See "Note C" of the consolidated financial statements in "Item 7. Financial Statements" for information with respect to the Partnership's ability to prepay these loans and other details about the loans.

Schedule of Rental Rates and Occupancy

Average annual rental rates and occupancy for 2005 and 2004 for each property were:

	Average Annual		Average
	Rental Rates		Occupancy
	(per Unit)
Property	2005	2004	2005	2004
Lakeside Apartments (1)	$ 5,800	$ 5,633	91%	95%
Bexley House Apartments (2)	12,362	12,682	84%	71%
Covington Pointe Apartments (3)	8,727	8,455	94%	86%

(1)

The Managing General Partner attributes the decrease in occupancy at Lakeside Apartments to a more stringent tenant acceptance policy in order to create a more stable tenant base.

(2)

The Managing General Partner attributes the increase in occupancy at Bexley
House Apartments to the complete reconstruction of the 32 units that were destroyed by a fire in December 2002. Reconstructed units became available for occupancy during May 2004.

(3)

The Managing General Partner attributes the increase in occupancy of Covington Pointe Apartments to a new pricing structure, which is more competitive in the local market.

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

Schedule of Real Estate Taxes and Rates

Real estate taxes and rates in 2005 for each property were:

	2005	2005
	Billings	Rates
	(in thousands)
Lakeside Apartments	$ 76	1.41%
Bexley House Apartments	131	9.35%
Covington Pointe Apartments	195	2.99%

Capital Improvements

Lakeside Apartments

During the year ended December 31, 2005, the Partnership completed approximately $1,016,000 of capital improvements at Lakeside Apartments, consisting primarily of structural improvements and upgrades, floor covering and appliance replacements and plumbing fixture upgrades. These improvements were funded from advances from an affiliate of the Managing General Partner and operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Bexley House Apartments

During the year ended December 31, 2005, the Partnership completed approximately $136,000 of capital improvements at Bexley House Apartments, consisting primarily of structural upgrades, heating improvements and floor covering and appliance replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Covington Pointe Apartments

During the year ended December 31, 2005, the Partnership completed approximately $170,000 of capital improvements at Covington Pointe Apartments, consisting primarily of parking lot resurfacing, structural upgrades, appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Additional capital expenditures will be incurred only if cash is available from operations, Partnership reserves, or advances from affiliates of the Managing General Partner. To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

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

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action. On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the “Appeal”) seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004, the Objector filed a second appeal challenging the court’s use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals.  With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court’s order and remanded to the trial court for further findings on the basis that the “state of the record is insufficient to permit meaningful appellate review”.  The matter was transferred back to the trial court on June 21, 2005.  With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeals reversed the trial court’s order striking the first amended complaint.

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. The opt-in period has not yet closed. Defendants  will have the opportunity to move to decertify the collective action.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

Item 4.

Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2005, no matters were submitted to a vote of unit holders through the solicitation of proxies or otherwise.

PART II

Item 5.

Market for the Partnership Equity and Related Partner Matters

The Partnership, a publicly held limited partnership, sold 26,776 limited partnership units (the "Units") aggregating $26,776,000 during its offering period. As of December 31, 2005, there are 1,403 holders of record owning an aggregate of 26,776 Units.  Affiliates of the Managing General Partner owned 13,156.50 Units or 49.13% of the outstanding Units as of December 31, 2005.  No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

There were no distributions during the years ended December 31, 2005 and 2004. Future cash distributions will depend on the levels of cash generated from operations and the timing of debt maturities, refinancings, and/or property sales.  The Partnership’s cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at December 31, 2005 there can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures to permit any distributions to its partners in 2006 or subsequent periods.  See “Item 2. Description of Properties – Capital Improvements” for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 13,156.50 Units in the Partnership representing 49.13% of the outstanding Units at December 31, 2005.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 49.13% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Item 6.

Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

The Partnership’s financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment properties, interest rates on mortgage loans, costs incurred to operate the investment properties, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership such as the local economic climate and weather can adversely or positively affect the Partnership’s financial results.

Results of Operations

The Partnership realized a net loss of approximately $817,000 and $220,000 for the years ended December 31, 2005 and 2004, respectively.  The increase in net loss was due to an increase in total expenses, a decrease in total revenues and an increase in equity in loss of joint venture.

The decrease in total revenues is due to a casualty gain recognized in 2004, partially offset by increases in both rental and other income. Rental income increased due to increases in occupancy at Bexley House and Covington Pointe Apartments, an increase in the average rental rate at Lakeside and Covington Pointe Apartments and a decrease in bad debt expense at Bexley House and Covington Pointe Apartments partially offset by a decrease in occupancy at Lakeside Apartments and a decrease in the average rental rate at Bexley House Apartments. Other income increased due to an increase in utility reimbursements at all three investment properties.

In December 2002, Bexley House Apartments experienced a fire causing damage to 32 units. Reconstruction of the units was completed during the first quarter of 2004.  During the year ended December 31, 2004, a casualty gain of approximately $390,000 was recorded at Bexley House Apartments.  The gain was the result of the recognition of insurance recoveries of approximately $393,000 partially offset by the write off of approximately $3,000 of undepreciated fixed assets.

In December 2005, Bexley House Apartments experienced a fire, causing damage to 11 units.  The estimated cost to reconstruct the damaged units is not currently available.  The Managing General Partner is working with the insurance company to finalize the estimated costs.  It is currently estimated that insurance proceeds will cover all costs.  Subsequent to December 31, 2005, the property received approximately $42,000 of insurance proceeds.

The increase in total expenses is primarily due to increases in operating, depreciation, and interest expenses. Property tax and general and administrative expenses remained relatively constant for the comparable periods.  The increase in operating expense is due to increases in advertising, property, administrative and maintenance expenses.  Advertising expense increased due to an increase in periodical expense at Bexley House Apartments.  Property expense increased due to an increase in employee payroll at Bexley House Apartments and Covington Pointe Apartments, and an increase in utility expense at Bexley House Apartments. Administrative expense increased due to the increase in phone sales and legal fees at Lakeside Apartments.  Maintenance expense increased due to an increase in contract labor at Lakeside Apartments.  Depreciation expense increased due to an increase in assets placed into service at Lakeside and Covington Pointe Apartments. Interest expense increased due to a higher variable interest rate at Lakeside Apartments and due to an increase in interest on advances from an affiliate of the Managing General Partner.

Included in general and administrative expense for the years ended December 31, 2005 and 2004, are the costs of services included in management reimbursements to the Managing General Partner as allowed under the Partnership Agreement.  Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The Partnership owns a 17.5% interest in Sterling Crest Joint Venture (the “Joint Venture”). The Partnership recognized equity in loss of the joint venture of approximately $65,000 for the year ended December 31, 2005 compared to approximately $28,000 for the year ended December 31, 2004.

Liquidity and Capital Resources

At December 31, 2005 the Partnership had cash and cash equivalents of approximately $201,000 compared to approximately $322,000 at December 31, 2004.  Cash and cash equivalents decreased approximately $121,000 since December 31, 2004 due to approximately $1,281,000 of cash used in investing activities partially offset by approximately $695,000 of cash provided by financing activities and $465,000 of cash provided by operating activities.  Cash used in investing activities consisted of property improvements and replacements partially offset by withdrawals from restricted escrows maintained by the mortgage lender.  Cash provided by financing activities consisted of advances received from an affiliate of the Managing General Partner partially offset by payments of principal on the mortgages encumbering the Partnership’s investment properties.  The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance.  For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas.  In light of these changes, the Partnership expects that it will incur higher expenses related to compliance.  The Partnership regularly evaluates the capital improvement needs of the properties. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the properties as well as anticipated cash flow generated by the properties.  Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves and advances from affiliates of the Managing General Partner.  To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's investment properties of approximately $10,325,000 is amortized over varying periods, with balloon payments of approximately $2,599,000 due in September 2007 for Lakeside Apartments and approximately $4,416,000 due in July 2010 for Covington Pointe Apartments. The debt encumbering Bexley House Apartments matures in January 2021 at which time the loan is scheduled to be fully amortized. The Managing General Partner will attempt to refinance and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

There were no distributions during the years ending December 31, 2005 and 2004. Future cash distributions will depend on the levels of cash generated from operations and the timing of debt maturities, refinancings, and/or property sales.  The Partnership’s cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at December 31, 2005 there can be no assurance that the Partnership will generate sufficient funds from operations, after required capital improvements to permit any distributions to its partners during 2006 or subsequent periods.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 13,156.50 limited partnership units (the "Units") in the Partnership representing 49.13% of the outstanding Units at December 31, 2005.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 49.13% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership’s significant accounting policies is included in "Note A – Organization and Summary of Significant Accounting Policies" which is included in the consolidated financial statements in "Item 7. Financial Statements".  The Managing General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the consolidated financial statements with useful and reliable information about the Partnership’s operating results and financial condition.  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  Judgments and assessments of uncertainties are required in applying the Partnership’s accounting policies in many areas.  The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Investment properties are recorded at cost, less accumulated depreciation, unless the carrying amount of the asset is not recoverable.  If events or circumstances indicate that the carrying amount of a property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.   If the carrying amount exceeds the aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property.

Real property investment is subject to varying degrees of risk.  Several factors may adversely affect the economic performance and value of the Partnership’s investment properties.  These factors include, but are not limited to, general economic climate; competition from other apartment communities and other housing options; local conditions, such as loss of jobs or an increase in the supply of apartments that might adversely affect apartment occupancy or rental rates; changes in governmental regulations and the related cost of compliance; increases in operating costs (including real estate taxes) due to inflation and other factors, which may not be offset by increased rents; and changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multi-family housing.  Any adverse changes in these factors could cause impairment of the Partnership’s assets.

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

Financial Statements

DAVIDSON INCOME REAL ESTATE, L.P.

LIST OF CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet - December 31, 2005

Consolidated Statements of Operations - Years ended December 31, 2005 and 2004

Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2005 and 2004

Consolidated Statements of Cash Flows - Years ended December 31, 2005 and 2004

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Davidson Income Real Estate, L.P.

We have audited the accompanying consolidated balance sheet of Davidson Income Real Estate, L.P. as of December 31, 2005, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2005.  These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Partnership’s internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Davidson Income Real Estate, L.P. at December 31, 2005, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 6, 2006

DAVIDSON INCOME REAL ESTATE, L.P.

CONSOLIDATED BALANCE SHEET
(in thousands, except unit data)

December 31, 2005

Assets
Cash and cash equivalents		$ 201
Receivables and deposits		150
Restricted escrows		21
Other assets		251
Investment properties (Notes C and G):
Land	$ 3,523
Buildings and related personal property	21,453
	24,976
Less accumulated depreciation	(14,464)	10,512
		$ 11,135
Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 106
Tenant security deposit liabilities		65
Accrued property taxes		325
Other liabilities		155
Due to affiliates (Note F)		2,635
Mortgage notes payable (Note C)		10,325
Deficit in joint venture (Note B)		931

Partners' Deficit
General partners	$ (875)
Limited partners (26,776 units issued and
outstanding)	(2,532)	(3,407)
		$ 11,135

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON INCOME REAL ESTATE, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)

	Years Ended December 31,
	2005	2004
Revenues:
Rental income	$ 3,233	$ 2,979
Other income	281	260
Casualty gain (Note D)	--	390
Total revenues	3,514	3,629

Expenses:
Operating	1,957	1,722
General and administrative	193	177
Depreciation	1,066	995
Interest	681	566
Property taxes	369	361
Total expenses	4,266	3,821

Loss before equity in loss of joint venture	(752)	(192)
Equity in loss of joint venture (Note B)	(65)	(28)

Net loss (Note E)	$ (817)	$ (220)

Net loss allocated to general partners (3%)	$ (25)	$ (7)

Net loss allocated to limited partners (97%)	(792)	(213)

	$ (817)	$ (220)

Net loss per limited partnership unit	$ (29.58)	$ (7.95)

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON INCOME REAL ESTATE, L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	26,776	$ 1	$26,776	$26,777

Partners' deficit at
December 31, 2003	26,776	$ (843)	$(1,527)	$(2,370)

Net loss for the year ended
December 31, 2004	--	(7)	(213)	(220)

Partners' deficit at
December 31, 2004	26,776	(850)	(1,740)	(2,590)

Net loss for the year ended
December 31, 2005	--	(25)	(792)	(817)

Partners' deficit at
December 31, 2005	26,776	$ (875)	$(2,532)	$(3,407)

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON INCOME REAL ESTATE, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2005	2004
Cash flows from operating activities:
Net loss	$ (817)	$ (220)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Casualty gain	--	(390)
Depreciation	1,066	995
Amortization of loan costs	36	36
Equity in loss of joint venture	65	28
Change in accounts:
Receivables and deposits	14	287
Other assets	7	(67)
Accounts payable	(4)	(25)
Tenant security deposit liabilities	(9)	3
Accrued property taxes	(42)	64
Other liabilities	(12)	(3)
Due to affiliates	161	64
Net cash provided by operating activities	465	772

Cash flows from investing activities:
Property improvements and replacements	(1,350)	(934)
Net withdrawals from (deposits to) restricted escrows	69	(60)
Insurance proceeds from casualty	--	329
Net cash used in investing activities	(1,281)	(665)

Cash flows from financing activities:
Payments on mortgage notes payable	(363)	(346)
Advances from affiliates	1,058	59
Payment on advances from affiliates	--	(83)
Net cash provided by (used in) financing activities	695	(370)

Net decrease in cash and cash equivalents	(121)	(263)
Cash and cash equivalents at beginning of year	322	585

Cash and cash equivalents at end of year	$ 201	$ 322

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 479	$ 478

Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts
payable	$ 21	$ 49

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON INCOME REAL ESTATE, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

Note A - Organization and Summary of Significant Accounting Policies

Organization

Davidson Income Real Estate, L.P. (the "Partnership" or "Registrant") is a Delaware limited partnership organized in April 1985 to acquire and operate residential real estate properties.  The general partners of the Partnership are Davidson Diversified Properties, Inc., a Tennessee corporation ("Managing General Partner"), David W. Talley and James T. Gunn (collectively, "Individual General Partners") (collectively, the "General Partners").  The Partnership owns and operates three apartment properties located in the Midwest, South and Southeast and owns a joint venture interest in an entity which owns one residential property which is located in the South.  The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2010, unless terminated prior to such date.

Basis of Presentation

Certain amounts for 2004 have been reclassified to conform with 2005 presentation.

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

Allocations to Partners

Net loss of the Partnership and taxable loss are allocated 97% to the limited partners and 3% to the General Partners, except for such amounts which are allocated prior to the Partnership meeting the minimum close requirements as defined in the Partnership Agreement.  Distributions of available cash from operations are allocated 97% to the limited partners and 3% to the General Partners.  Cash from sales or refinancing are allocated 97% to limited partners and 3% to General Partners until the limited partners have received an amount of cumulative distributions from sales or refinancings that equal their original invested capital plus an amount which, when added to the prior distributions to limited partners, will equal 12% per annum cumulative and noncompounded on adjusted invested capital, as defined in the Partnership Agreement.  Thereafter, upon payment to an affiliate of the General Partners certain real estate commissions and incentive fees as described in the Partnership Agreement, remaining cash from sales or refinancings are allocated 97% to the limited partners and 3% to the General Partners.  In connection with the liquidation of the Partnership, cash from sales or refinancings and any remaining working capital reserves shall be allocated among, and distributed to, the partners in proportion to, and to the extent of, their positive capital account balances.

Investment Properties

Investment properties consist of three apartment complexes and are stated at cost.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs associated with redevelopment projects are capitalized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.”  Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  The Partnership capitalizes interest, property taxes and operating costs in accordance with SFAS No. 34 “Capitalization of Interest Costs” during periods in which redevelopment and construction projects are in progress.  The Partnership did not capitalize any costs related to interest, property taxes or operating costs during the years ended December 31, 2005 and 2004.  Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ending December 31, 2005 and 2004.

Depreciation

Depreciation is provided by the straight-line method over the estimated lives of the investment properties and related personal property.  For Federal income tax purposes, the accelerated cost recovery method is used for real property over 19 years for additions after May 8, 1985, and before January 1, 1987.  As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property additions over 27 ½ years, and (2) personal property additions over 5 years.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $178,000 at December 31, 2005 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits

The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in cash and cash equivalents and receivables and deposits.  The security deposits are refunded when the tenant vacates, provided the tenant has not damaged the space and is current on rental payments.

Deferred Costs

Loan costs of approximately $236,000, less accumulated amortization of approximately $90,000, are included in other assets.  The loan costs are being amortized over the terms of the related loan agreements.  Amortization expense of approximately $36,000 for both the years ended December 31, 2005 and 2004 is included in interest expense.  Amortization expense is expected to be approximately $36,000 for the year 2006, $32,000 for the year 2007, $20,000 for each of the years 2008 and 2009, and approximately $13,000 for the year 2010.

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

Segment Reporting

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and required that those enterprises report selected information about operating segments in interim financial reports.  SFAS No. 131 also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment.

Advertising

The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expenses, was approximately $107,000 and $85,000 for the years ended December 31, 2005 and 2004, respectively.

Fair Value of Financial Instruments

SFAS No. 107 "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments whether or not recognized in the balance sheet, for which it is practicable to estimate fair value.  Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.  The Partnership believes that the carrying amount of its financial instruments, (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, fully amortizing long-term debt. The fair value of the Partnership's long term debt at the Partnership’s incremental borrowing rate is approximately $9,794,000.

Recent Accounting Pronouncement

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, although early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS No. 154 was issued. The Partnership does not anticipate that the adoption of SFAS No. 154 will have a material effect on the Partnership’s consolidated financial condition or results of operations.

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

The Partnership accounts for its 17.5% investment in Sterling Crest on the equity method of accounting. In accordance with the equity method of accounting, the Partnership's original investment in Sterling Crest is increased by advances to Sterling Crest and by the Partnership's share of the earnings of Sterling Crest. The investment is decreased by distributions from Sterling Crest and by the Partnership's share of losses of Sterling Crest. The Partnership's equity in the operations of Sterling Crest amounted to a loss of approximately $65,000 and $28,000 for the years ended December 31, 2005 and 2004, respectively. At December 31, 2005, the Partnership had received distributions in excess of its general partnership investment and has an investment deficit of approximately $931,000.

The following table represents Sterling Crest's net liabilities as of December 31, 2005 and net loss for the years ended December 31, 2005 and 2004 (in thousands):

December 31, 2005

Total assets	$ 5,991
Total liabilities	(11,311)

Net liabilities	$ (5,320)

	Years Ended December 31,
	2005	2004

Total revenues	$ 2,344	$ 2,299
Total expenses	(2,715)	(2,459)

Net loss	$ (371)	$ (160)

Note C - Mortgage Notes Payable

The terms of mortgage notes payable are as follows:

	Principal	Monthly			Principal
	Balance At	Payment	Stated		Balance
	December 31,	Including	Interest	Maturity	Due At
Property	2005	Interest	Rate	Date	Maturity
	(in thousands)				(in thousands)

Lakeside Apartments (3)	$ 2,724	$ 11	(1)	09/15/07	$ 2,599
1st mortgage
Bexley House Apartments	2,108	19	7.32%(2)	01/01/21	--
1st mortgage
Covington Pointe
Apartments	5,493	36	3.81%(2)	07/01/10	4,416
1st mortgage
	$10,325	$ 66			$ 7,015

(1)

Adjustable rate based on the Fannie Mae discounted mortgage-backed security index plus 85 basis points. The rate at December 31, 2005 was 5.13%.

(2)

Fixed rate mortgage.

(3)

An affiliate of the Managing General Partner guaranteed the obligations and liabilities of the Partnership with respect to this mortgage.

The mortgage notes payable are non-recourse and are secured by a pledge of the Partnership’s rental properties and by pledge of revenues from the respective investment properties.  Certain of the notes require prepayment penalties if repaid prior to maturity and prohibit resale of the properties subject to existing indebtedness.

The mortgage for Lakeside Apartments is financed under a permanent credit facility ("Permanent Credit Facility").  The Permanent Credit Facility has a maturity of five years, with one five-year extension option. This Permanent Credit Facility creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. Each note under this Permanent Credit Facility begins as a variable rate loan with the option of converting to a fixed rate loan after three years. The interest rate on the variable rate loans is the Fannie Mae discounted mortgage-backed security index plus 85 basis points and resets monthly. Each loan automatically renews at the end of each month. In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month that any property is in the Permanent Credit Facility. The loans are prepayable without penalty. The lender required an affiliate of the Managing General Partner, AIMCO Properties, LP, to guarantee the loans.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2005 are as follows (in thousands):

2006	$ 378
2007	2,968
2008	333
2009	350
2010	4,651
Thereafter	1,645
$10,325

Note D – Casualty Gain

In December 2002, Bexley House Apartments experienced a fire, causing damage to 32 units. Reconstruction of the units was completed during the first quarter of 2004.  During the year ended December 31, 2004, a casualty gain of approximately $390,000 was recorded at Bexley House Apartments.  The gain was the result of the recognition of insurance recoveries of approximately $393,000 partially offset by the write off of approximately $3,000 of undepreciated fixed assets.

In December 2005, Bexley House Apartments experienced a fire, causing damage to 11 units.  The estimated cost to reconstruct the damaged units is not currently available.  The Managing General Partner is working with the insurance company to finalize the estimated costs.  It is currently estimated that insurance proceeds will cover all costs.  Subsequent to December 31, 2005, the property received approximately $42,000 of insurance proceeds.

Note E - Income Taxes

The Partnership received a ruling from the Internal Revenue Service that it is to be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership.  Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net loss and Federal taxable loss (in thousands, except per unit data):

	2005	2004

Net loss as reported	$ (817)	$ (220)
Add (deduct)
Depreciation differences	(164)	113
Equity in joint venture	31	(22)
Prepaid rents	17	--
Casualty	(34)	(351)
Other	71	(151)

Federal taxable loss	$ (896)	$ (631)

Federal taxable income (loss)
per limited partnership unit	$ .57 (1)	$(14.34)

(1) For 2005 allocations under the Internal Revenue Code section 704(b) result in the limited partners being allocated a non-pro rated amount of taxable loss or income.

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets as of December 31, 2005 (in thousands):

Net liabilities as reported	$ (3,407)
Land and buildings	1,368
Accumulated depreciation	136
Syndication	3,809
Other	786

Net assets - Federal tax basis	$ 2,692

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

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $172,000 and $158,000 for the years ended December 31, 2005 and 2004, respectively, which is included in operating expenses.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $270,000 and $196,000 for the years ended December 31, 2005 and 2004, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the years ended December 31, 2005 and 2004 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $150,000 and $76,000, respectively. At December 31, 2005, the Partnership owed approximately $54,000 of accrued accountable administrative expenses to an affiliate of the Managing General Partner, which is included in due to affiliates on the accompanying consolidated balance sheet.

During the years ended December 31, 2005 and 2004, an affiliate of the Managing General Partner advanced the Partnership approximately $1,058,000 and $59,000, respectively, to primarily fund capital improvements and real estate taxes for the properties during 2005 and to fund property accounts payable in 2004. During the year ended December 31, 2004, the Partnership repaid advances of approximately $83,000. There were no such payments in 2005. At December 31, 2005, the amount of the outstanding loans and accrued interest was approximately $2,581,000, which is included in due to affiliates on the accompanying consolidated balance sheet. Interest on the advances was charged at the prime rate plus 1%, or 8.25% at December 31, 2005, in accordance with the Partnership Agreement. Interest expense on advances from affiliates of the Managing General Partner for the years ended December 31, 2005 and 2004 was approximately $149,000 and $70,000, respectively. Subsequent to December 31, 2005, the Managing General Partner advanced $284,000 to the Partnership to pay outstanding payables at Bexley House Apartments and Covington Pointe Apartments.

The Partnership Agreement provides for payment of a fee to the Managing General Partner for managing the affairs of the Partnership.  The fee is 2% of adjusted cash from operations, as defined in the Partnership Agreement.  The fee is payable only after the Partnership has distributed, to all limited partners, adjusted cash from operations in any year equal to 10% of their adjusted invested capital as defined in the partnership agreement.  No fees were payable for the years ended December 31, 2005 and 2004.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $55,000 and $51,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 13,156.50 limited partnership units (the "Units") in the Partnership representing 49.13% of the outstanding Units at December 31, 2005.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 49.13% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Note G – Investment Properties and Accumulated Depreciation

		Initial Cost
		To Partnership
		(in thousands)

			Buildings	Net Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)
Lakeside Apartments	$ 2,724	$ 1,259	$ 5,791	$ 1,561
Bexley House Apartments	2,108	647	3,067	1,584
Covington Pointe
Apartments	5,493	1,935	7,041	2,091

Totals	$10,325	$ 3,841	$15,899	$ 5,236

	Gross Amount At Which Carried
	At December 31, 2005
	(in thousands)
		Buildings
		And Related
		Personal		Accumulated	Date of	Date	Depreciable
Description	Land	Property	Total	Depreciation	Construction	Acquired	Life-Years
				(in thousands)
Lakeside
Apartments	$ 1,046	$ 7,565	$ 8,611	$ 5,205	1980	05/86	5-30
Bexley House
Apartments	542	4,756	5,298	2,640	1972	09/86	5-30
Covington Pointe
Apartments	1,935	9,132	11,067	6,619	1982	03/87	5-30

Totals	$ 3,523	$21,453	$24,976	$14,464

Reconciliation of "investment properties and accumulated depreciation"

	Years Ended December 31,
	2005	2004
	(in thousands)
Investment Properties
Balance at beginning of year	$23,654	$23,083
Property improvements and replacements	1,322	578
Disposals of property	--	(7)
Balance at end of year	$24,976	$23,654

Accumulated Depreciation
Balance at beginning of year	$13,398	$12,407
Additions charged to expense	1,066	995
Disposals of property	--	(4)
Balance at end of year	$14,464	$13,398

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2005 and 2004, is approximately $26,344,000 and $25,004,000, respectively.  The accumulated depreciation taken for Federal income tax purposes at December 31, 2005 and 2004, is approximately $14,328,000 and $13,098,000, respectively.

Note H – Contingencies

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

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action. On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the “Appeal”) seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004, the Objector filed a second appeal challenging the court’s use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals.  With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court’s order and remanded to the trial court for further findings on the basis that the “state of the record is insufficient to permit meaningful appellate review”.  The matter was transferred back to the trial court on June 21, 2005.  With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeals reversed the trial court’s order striking the first amended complaint.

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. The opt-in period has not yet closed. Defendants will have the opportunity to move to decertify the collective action.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure.  Affiliates of the Managing General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and the Managing General Partner believes that these measures will minimize the effects that mold could have on residents.  To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions.  Because the law regarding mold is unsettled and subject to change the Managing General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

SEC Investigation

On December 19, 2005, AIMCO announced that the Central Regional Office of the Securities and Exchange Commission (the “Commission”) has informed AIMCO that its investigation has been recommended for termination and no enforcement action has been recommended to the Commission regarding AIMCO.

Item 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 8a.

Controls and Procedures

(a)

Disclosure Controls and Procedures. The Partnership’s management, with the participation of the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

(b)

Internal Control Over Financial Reporting. There have not been any changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 8b.

Other Information

None.

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The Partnership does not have any directors or officers. The names of the directors and officers of Davidson Diversified Properties, Inc. (the “Managing General Partner”), their ages and the nature of all positions presently held by them are set forth below. There are no family relationships between or among any directors and officers.

Martha L. Long	46	Director and Senior Vice President
Harry G. Alcock	43	Director and Executive Vice President
Miles Cortez	62	Executive Vice President, General Counsel
		and Secretary
Patti K. Fielding	42	Executive Vice President
Thomas M. Herzog	43	Executive Vice President and Chief
		Financial Officer
Robert Y. Walker, IV	40	Senior Vice President and Chief Accounting
		Officer
Stephen B. Waters	44	Vice President

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

Harry G. Alcock was appointed as a Director of the Managing General Partner in October 2004 and was appointed Executive Vice President of the Managing General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999.  Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994, serving as Vice President from July 1996 to October 1997 and as Senior Vice President from October 1997 to October 1999.

Miles Cortez was appointed Executive Vice President, General Counsel and Secretary of the Managing General Partner in February 2004 and of AIMCO in August 2001.  Prior to joining AIMCO, Mr. Cortez was the senior partner of Cortez Macaulay Bernhardt & Schuetze LLC, a Denver law firm, from December 1997 through September 2001.

Patti K. Fielding was appointed Executive Vice President – Securities and Debt of the Managing General Partner in February 2004 and of AIMCO in February 2003.  Ms. Fielding was appointed Treasurer of AIMCO in January 2005.  Ms. Fielding is responsible for debt financing and the treasury department.  Ms. Fielding previously served as Senior Vice President – Securities and Debt of AIMCO from January 2000 to February 2003. Ms. Fielding joined AIMCO in February 1997 as a Vice President.

Thomas M. Herzog was appointed Chief Financial Officer of the Managing General Partner and AIMCO in November 2005 and was appointed Executive Vice President of the Managing General Partner and AIMCO in July 2005.  In January 2004, Mr. Herzog joined AIMCO as Senior Vice President and Chief Accounting Officer and of the Managing General Partner in February 2004. Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002.  Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 to 2000.

Robert Y. Walker, IV was appointed Senior Vice President of the Managing General Partner and AIMCO in August 2005 and became the Chief Accounting Officer of the Managing General Partner and AIMCO in November 2005.  From June 2002, until he joined AIMCO, Mr. Walker served as senior vice president and chief financial officer at Miller Global Properties, LLC, a Denver-based private equity, real estate fund manager.  From May 1997 to June 2002, Mr. Walker was employed by GE Capital Real Estate, serving as global controller from May 2000 to June 2002.

Stephen B. Waters was appointed Vice President of the Managing General Partner in April 2004.  Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999.  Mr. Waters has responsibility for partnership accounting with AIMCO.

One or more of the above persons are also directors and/or officers of a general partner (or general partner of a general partner) of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act: Further, one or more of the above persons are also officers of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15 (d) of such Act.

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

Item 10.

Executive Compensation

No remuneration was paid by the Partnership to any officer or director of the Managing General Partner during the year ended December 31, 2005.

Item 11.

Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Partnership to be the beneficial owners of more than 5% of the Limited Partnership Units of the Partnership as of December 31, 2005.

		Percentage
Entity	Number of Units	of Total

AIMCO IPLP, L.P. (1)	570	2.13%
(an affiliate of AIMCO)
AIMCO Properties, L.P. (2)	8,756.50	32.70%
(an affiliate of AIMCO)
Cooper River Properties (1)	3,830	14.30%
(an affiliate of AIMCO)

Hospital Corporation of America	3,000	11.20%
201 West Main Street
Louisville, KY 40202

(1)

Entity is indirectly ultimately owned by AIMCO. Its business address is 55 Beattie Place, Greenville, SC 29602.

(2)

Entity is indirectly ultimately controlled by AIMCO. Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

As of December 31, 2005, no director or officer of the Managing General Partner owns, nor do the directors or officers as a whole, own more than 1% of the Partnership’s Units. No such director or officer had any right to acquire beneficial ownership of additional Units of the Partnership.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $172,000 and $158,000 for the years ended December 31, 2005 and 2004, respectively, which is included in operating expenses.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $270,000 and $196,000 for the years ended December 31, 2005 and 2004, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the years ended December 31, 2005 and 2004 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $150,000 and $76,000, respectively. At December 31, 2005, the Partnership owed approximately $54,000 of accrued accountable administrative expenses to an affiliate of the Managing General Partner, which is included in due to affiliates on the accompanying consolidated balance sheet.

During the years ended December 31, 2005 and 2004, an affiliate of the Managing General Partner advanced the Partnership approximately $1,058,000 and $59,000, respectively, to primarily fund capital improvements and real estate taxes for the properties during 2005 and to fund property accounts payable in 2004. During the year ended December 31, 2004, the Partnership repaid advances of approximately $83,000. There were no such payments in 2005. At December 31, 2005, the amount of the outstanding loans and accrued interest was approximately $2,581,000, which is included in due to affiliates on the accompanying consolidated balance sheet. Interest on the advances was charged at the prime rate plus 1%, or 8.25% at December 31, 2005, in accordance with the Partnership Agreement. Interest expense on advances from affiliates of the Managing General Partner for the years ended December 31, 2005 and 2004 was approximately $149,000 and $70,000, respectively. Subsequent to December 31, 2005, the Managing General Partner advanced $284,000 to the Partnership to pay outstanding payables at Bexley House Apartments and Covington Pointe Apartments.

The Partnership Agreement provides for payment of a fee to the Managing General Partner for managing the affairs of the Partnership.  The fee is 2% of adjusted cash from operations, as defined in the Partnership Agreement.  The fee is payable only after the Partnership has distributed, to all limited partners, adjusted cash from operations in any year equal to 10% of their adjusted invested capital as defined in the partnership agreement.  No fees were payable for the years ended December 31, 2005 and 2004.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $55,000 and $51,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 13,156.50 limited partnership units (the "Units") in the Partnership representing 49.13% of the outstanding Units at December 31, 2005.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 49.13% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Item 13.

Exhibits

See Exhibit Index.

Item 14.

Principal Accountant Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the consolidated financial statements of the Partnership for 2006.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2005 and 2004 are described below.

Audit Fees. Fees for audit services totaled approximately $43,000 and $44,000 for 2005 and 2004, respectively.  Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-QSB.

Tax Fees. Fees for tax services totaled approximately $11,000 and $13,000 for 2005 and 2004, respectively.

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

Date: March 30, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.

/s/Harry G. Alcock	Director and Executive	Date: March 30, 2006
Harry G. Alcock	Vice President

/s/Martha L. Long	Director and Senior	Date: March 30, 2006
Martha L. Long	Vice President

/s/Stephen B. Waters	Vice President	Date: March 30, 2006
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

10GG

Amended and Restated Sterling Crest Joint Venture, Joint Venture Agreement dated June 29, 1987 among the Registrant, Freeman Georgia Ventures, Inc., and Freeman Growth Plus, L.P., is incorporated by reference to Exhibit 10(d) to the Registrant's Report on Form 8-K dated December 29, 1987.

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

Date: March 30, 2006

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

Date: March 30, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Davidson Diversified Properties, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO
Pursuant to 18 U.S.C. Section 1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report on Form 10-KSB of Davidson Income Real Estate, L.P. (the "Partnership"), for the year ended December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: March 30, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: March 30, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.