Form 10QSB
period 2006-03-31
DAVIDSON INCOME REAL ESTATE LP
filed 2006-05-15
CIK 768598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

DAVIDSON INCOME REAL ESTATE, L.P.

CONSOLIDATED BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

March 31, 2006

Assets
Cash and cash equivalents		$ 107
Receivables and deposits		130
Restricted escrows		43
Other assets		335
Investment properties:
Land	$ 3,523
Buildings and related personal property	21,844
	25,367
Less accumulated depreciation	(14,744)	10,623
		$11,238
Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 326
Tenant security deposit liabilities		70
Accrued property taxes		178
Other liabilities		150
Due to affiliate (Note B)		3,017
Deficit in joint venture (Note C)		930
Mortgage notes payable		10,232

Partners' Deficit
General partners	$ (883)
Limited partners (26,776 units issued and
outstanding)	(2,782)	(3,665)
		$11,238

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON INCOME REAL ESTATE, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2006	2005
Revenues:
Rental income	$ 812	$ 819
Other income	62	62
Total revenues	874	881

Expenses:
Operating	525	442
General and administrative	41	42
Depreciation	280	253
Interest	184	152
Property taxes	103	98
Total expenses	1,133	987

Loss before equity in income (loss) of joint venture	(259)	(106)
Equity in income (loss) of joint venture	1	(15)
Net loss	$ (258)	$ (121)

Net loss allocated to general partners (3%)	$ (8)	$ (4)
Net loss allocated to limited partners (97%)	(250)	(117)

	$ (258)	$ (121)

Net loss per limited partnership unit	$(9.34)	$(4.37)

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON INCOME REAL ESTATE, L.P.

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	26,776	$ 1	$26,776	$ 26,777

Partners' deficit at
December 31, 2005	26,776	$ (875)	$(2,532)	$ (3,407)

Net loss for the three months
ended March 31, 2006	--	(8)	(250)	(258)

Partners' deficit
at March 31, 2006	26,776	$ (883)	$(2,782)	$ (3,665)

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON INCOME REAL ESTATE, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$ (258)	$ (121)
Adjustments to reconcile net loss to net cash provided
by (used in) operating activities:
Depreciation	280	253
Amortization of loan costs	9	9
Equity in (income) loss of joint venture	(1)	15
Change in accounts:
Receivables and deposits	(22)	(11)
Other assets	(93)	(52)
Accounts payable	152	(7)
Tenant security deposit liabilities	5	2
Accrued property taxes	(147)	(135)
Other liabilities	(5)	(43)
Due to affiliates	85	28
Net cash provided by (used in) operating activities	5	(62)

Cash flows from investing activities:
Property improvements and replacements	(323)	(119)
Net deposits to restricted escrows	(22)	(22)
Insurance proceeds received	42	--
Net cash used in investing activities	(303)	(141)

Cash flows from financing activities:
Advances from affiliate	297	185
Payments on mortgage notes payable	(93)	(89)
Net cash provided by financing activities	204	96

Net decrease in cash and cash equivalents	(94)	(107)
Cash and cash equivalents at beginning of period	201	322

Cash and cash equivalents at end of period	$ 107	$ 215

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 127	$ 118
Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts
Payable	$ 89	$ 33

At December 31, 2005 and 2004, approximately $21,000 and $49,000 of property improvements and replacements were included in accounts payable and are included in property improvements and replacements at March 31, 2006 and 2005, respectively.

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON INCOME REAL ESTATE, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Davidson Income Real Estate, L.P. (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of Davidson Diversified Properties, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2006, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Recent Accounting Pronouncement

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership adopted SFAS No. 154 effective January 1, 2006. The adoption of SFAS No. 154 did not have a material effect on the Partnership’s consolidated financial condition or results of operations.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's investment properties as compensation for providing property management services.  The Partnership paid to such affiliates approximately $43,000 for both the three months ended March 31, 2006 and 2005, which is included in operating expenses.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $59,000 and $42,000 for the three months ended March 31, 2006 and 2005, respectively, which is included in general and administrative expenses and investment properties.  The portion of these reimbursements included in investment properties for the three months ended March 31, 2006 and 2005 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $34,000 and $12,000, respectively. At March 31, 2006, the Partnership owed approximately $80,000 of accrued accountable administrative expenses to an affiliate of the Managing General Partner, which is included in due to affiliates on the accompanying consolidated balance sheet.

During the three months ended March 31, 2006 an affiliate of the Managing General Partner advanced approximately $297,000 to the Partnership to pay accounts payable and capital expenditures at Bexley House Apartments. During the three months ended March 31, 2005 an affiliate of the Managing General Partner advanced approximately $185,000 to the Partnership to pay real estate taxes at one of the investment properties. At March 31, 2006, the amount of outstanding loans and accrued interest was approximately $2,937,000, which is included in due to affiliates on the accompanying consolidated balance sheet. Interest on the advances is charged at prime plus 1%, or 8.75% at March 31, 2006. Interest expense on the advances was approximately $58,000 and $24,000 for the three months ended March 31, 2006 and 2005, respectively. Subsequent to March 31, 2006, an affiliate of the Managing General Partner advanced approximately $127,000 to the Partnership to fund capital expenditures at Bexley House Apartments and to pay trade payables at Covington Pointe Apartments.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability, and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the three months ended March 31, 2006, the Partnership was charged by AIMCO and its affiliates approximately $72,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2006 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $55,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2005.

Note C – Deficit in Joint Venture Investment

The Partnership owns a 17.5% interest in the Sterling Crest Joint Venture (the “Joint Venture”) with Davidson Growth Plus, L.P., an affiliate of the Managing General Partner, which owns the remaining 82.5% of the Joint Venture.

There were no distributions received from the Joint Venture during the three months ended March 31, 2006 and 2005.  During the three months ended March 31, 2006 the Partnership recognized approximately $1,000 of equity in income of the Joint Venture. During the three months ended March 31, 2005 the Partnership recognized approximately $15,000 of equity in loss of the Joint Venture. At March 31, 2006, the Partnership had received distributions and recognized equity in losses of the Joint Venture in excess of its general partnership interest and has an investment deficit of approximately $930,000.

The following table represents the net income (loss) of the Sterling Crest Joint Venture for the three months ended March 31, 2006 and 2005 (in thousands):

	Three Months Ended March 31,
	2006	2005

Total revenues	$ 630	$ 550
Total expenses	(626)	(636)
Net income (loss)	$ 4	$ (86)

Note D – Casualty

In December 2005, Bexley House Apartments experienced a fire, causing damage to eleven units.  The estimated cost to reconstruct the damaged units is approximately $268,000.  During the three months ended March 31, 2006, the property received approximately $42,000 of initial insurance proceeds related to this casualty.

Subsequent to March 31, 2006, additional insurance proceeds of approximately $175,000 were received. No further insurance proceeds are expected. The Partnership anticipates recognizing a gain from this casualty of approximately $183,000 during the second quarter of 2006. The anticipated gain is a result of the receipt of approximately $217,000 in insurance proceeds net of the write-off of the undepreciated damaged assets of approximately $34,000.

Note E – Contingencies

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector.  The parties and Objector submitted one final round of briefing to the Court and the matter has been submitted for the Court’s decision.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United

States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. Although 1,049 individuals opted-in to the class the defendants will be challenging the eligibility and timeliness of some. Defendants will have the opportunity to move to decertify the collective action with briefing that commences in August.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, while discovery in the Maryland case proceeds. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

The Partnership's investment properties consist of three apartment complexes.  The following table sets forth the average occupancy of the properties for the three months ended March 31, 2006 and 2005:

	Average Occupancy
Property	2006	2005

Lakeside Apartments (1)	87%	95%
Charlotte, North Carolina
Bexley House Apartments	79%	82%
Columbus, Ohio (2)
Covington Pointe Apartments	97%	95%
Dallas, Texas

(1)

The Managing General Partner attributes the decrease in occupancy at Lakeside Apartments to a more stringent acceptance policy in order to create a more stable tenant base.

(2)

The Managing General Partner attributes the decrease in occupancy at Bexley House Apartments to a December 2005 fire that damaged eleven units.

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

Results of Operations

The Partnership had a net loss of approximately $258,000 and $121,000 for the three months ended March 31, 2006 and 2005, respectively.  The increase in net loss is due to a decrease in total revenues and an increase in total expenses.

The increase in total expenses is due to increases in operating, depreciation and interest expenses. Property tax and general and administrative expenses remained relatively constant for the comparable period. Operating expense increased due to an increase in administrative and maintenance expenses.  Administrative expense increased due to an increase in phone sales and computer supplies at Covington Pointe Apartments and Lakeside Apartments.  Maintenance expense increased due to an increase in contract labor costs at Bexley House Apartments and Lakeside Apartments.  Depreciation expense increased due to assets being placed into service at Lakeside Apartments and Covington Pointe Apartments. Interest expense increased due to a higher variable rate at Lakeside Apartments and due to an increase in interest on advances from an affiliate of the Managing General Partner as a result of an increase in advances and an increase in the variable rate charged on such advances.

Included in general and administrative expense for the three months ended March 31, 2006 and 2005 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues decreased due to a decrease in rental income as other income remained constant. Rental income decreased due to a decrease in occupancy at Lakeside Apartments and Bexley House Apartments and a decrease in the average rental rate at Bexley House Apartments partially offset by an increase in occupancy at Covington Pointe Apartments and an increase in the average rental rates at Lakeside Apartments and Covington Pointe Apartments.

In December 2005, Bexley House Apartments experienced a fire, causing damage to eleven units.  The estimated cost to reconstruct the damaged units is approximately $268,000.  During the three months ended March 31, 2006, the property received approximately $42,000 of initial insurance proceeds related to this casualty.  Subsequent to March 31, 2006, additional insurance proceeds of approximately $175,000 were received. No further insurance proceeds are expected. The Partnership anticipates recognizing a gain from this casualty of approximately $183,000 during the second quarter of 2006. The anticipated gain is a result of the receipt of approximately $217,000 in insurance proceeds net of the write-off of the undepreciated damaged assets of approximately $34,000.

The Partnership owns a 17.5% interest in Sterling Crest Joint Venture (the “Joint Venture”). The Partnership recognized equity in income of the Joint Venture of approximately $1,000 for the three months ended March 31, 2006.  The Partnership recognized equity in loss of the Joint Venture of approximately $15,000 for the three months ended March 31, 2005.

Liquidity and Capital Resources

At March 31, 2006, the Partnership had cash and cash equivalents of approximately $107,000 compared to approximately $ 215,000 at March 31, 2005.  Cash and cash equivalents decreased approximately $94,000 since December 31, 2005 due to approximately $303,000 of cash used in investing activities partially offset by approximately $204,000 of cash provided by financing activities and approximately $5,000 of cash provided by operating activities.  Cash used in investing activities consisted of property improvements and replacements and net deposits to restricted escrows maintained by the mortgage lender partially offset by the receipt of insurance proceeds. Cash provided by financing activities consisted of advances received from an affiliate of the Managing General Partner partially offset by payments of principal on the mortgages encumbering the Partnership’s investment properties.  The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements.  The Managing General Partner monitors developments in the area of legal and regulatory compliance.  For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas.  In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. The Partnership regularly evaluates the capital improvement needs of the properties.  Capital improvements planned for each of the Partnership’s properties are detailed below.

Lakeside Apartments

During the three months ended March 31, 2006, the Partnership completed approximately $40,000 of capital improvements at Lakeside Apartments, consisting primarily of appliance and floor covering replacements and roof replacement. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Bexley House Apartments

During the three months ended March 31, 2006, the Partnership completed approximately $325,000 of capital improvements at Bexley House Apartments, consisting primarily of casualty repairs related to the December 2005 fire and appliance and floor covering replacements. These improvements were funded from operating cash flow and insurance proceeds and advances from an affiliate of the Managing General Partner.  The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Covington Pointe Apartments

During the three months ended March 31, 2006, the Partnership completed approximately $26,000 of capital improvements at Covington Pointe Apartments, consisting primarily of roof replacement and appliance and floor covering replacements. These improvements were funded from operating cash flow.   The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from an affiliate of the Managing General Partner.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership’s investment properties of approximately $10,232,000 is amortized over varying periods, with balloon payments of approximately $2,599,000 due in September 2007 for Lakeside Apartments and approximately $4,416,000 due in July 2010 for Covington Pointe Apartments. The mortgage encumbering Bexley House Apartments matures in July 2021 at which time the loan is scheduled to be fully amortized. The Managing General Partner has the option to extend the maturity of the mortgage encumbering Lakeside Apartments for an additional five years. The Managing General Partner will attempt to refinance and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

No cash distributions were made during the three months ended March 31, 2006 and 2005.  Future cash distributions will depend on the levels of net cash generated from operations, and the timing of debt maturities, property sales and/or refinancings.  The Partnership’s cash available for distribution is reviewed on a monthly basis.  In light of the significant amounts due to an affiliate of the Managing General Partner at March 31, 2006, it is not anticipated that the Partnership will make any distributions in the foreseeable future.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 13,179.50 limited partnership units (the "Units") in the Partnership representing 49.22% of the outstanding Units at March 31, 2006.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 49.22% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Capitalized Costs Related to Redevelopment and Construction Projects

The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects. Costs associated with redevelopment projects are capitalized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.” Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  The Partnership capitalizes interest, property taxes and operating costs in accordance with SFAS No. 34 “Capitalization of Interest Costs” during periods in which redevelopment and construction projects are in progress.

ITEM 3.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector.  The parties and Objector submitted one final round of briefing to the Court and the matter has been submitted for the Court’s decision.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. Although 1,049 individuals opted-in to the class the defendants will be challenging the eligibility and timeliness of some. Defendants will have the opportunity to move to decertify the collective action with briefing that commences in August.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, while discovery in the Maryland case proceeds. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

Date: May 15, 2006

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

Date: May 15, 2006

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

Date: May 15, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Davidson Diversified Properties, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Davidson Income Real Estate, L.P. (the "Partnership"), for the quarterly period ended March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: May 15, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: May 15, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.