Form 10QSB
period 2006-09-30
DAVIDSON INCOME REAL ESTATE LP
filed 2006-11-13
CIK 768598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

DAVIDSON INCOME REAL ESTATE, L.P.

CONSOLIDATED BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

September 30, 2006

Assets
Cash and cash equivalents		$ 233
Receivables and deposits		141
Restricted escrows		64
Other assets		273
Investment properties:
Land	$ 3,523
Buildings and related personal property	22,012
	25,535
Less accumulated depreciation	(15,195)	10,340
		$ 11,051
Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 72
Tenant security deposit liabilities		74
Accrued property taxes		328
Other liabilities		189
Due to affiliates (Note B)		3,284
Deficit in joint venture (Note C)		970
Mortgage notes payable		10,043

Partners' Deficit
General partners	$ (890)
Limited partners (26,776 units issued and
outstanding)	(3,019)	(3,909)
		$ 11,051

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON INCOME REAL ESTATE, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues:
Rental income	$ 857	$ 813	$ 2,521	$ 2,442
Other income	83	74	226	204
Casualty gain (Note D)	--	--	183	--
Total revenues	940	887	2,930	2,646

Expenses:
Operating	473	507	1,487	1,408
General and administrative	31	48	132	143
Depreciation	284	281	846	795
Interest	218	178	610	490
Property taxes	103	52	318	242
Total expenses	1,109	1,066	3,393	3,078

Loss before equity in loss of
joint venture	(169)	(179)	(463)	(432)
Equity in loss of joint venture
(Note C)	(20)	(26)	(39)	(51)
Net loss	$ (189)	$ (205)	$ (502)	$ (483)

Net loss allocated to general
partners (3%)	$ (6)	$ (6)	$ (15)	$ (14)
Net loss allocated to limited
partners (97%)	(183)	(199)	(487)	(469)
	$ (189)	$ (205)	$ (502)	$ (483)
Net loss per limited partnership
unit	$ (6.84)	$ (7.43)	$(18.19)	$(17.52)

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON INCOME REAL ESTATE, L.P.

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	26,776	$ 1	$26,776	$26,777

Partners' deficit at
December 31, 2005	26,776	$ (875)	$(2,532)	$(3,407)

Net loss for the nine months
ended September 30, 2006	--	(15)	(487)	(502)

Partners' deficit at
September 30, 2006	26,776	$ (890)	$(3,019)	$(3,909)

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON INCOME REAL ESTATE, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$ (502)	$ (483)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Casualty gain	(183)	--
Depreciation	846	795
Amortization of loan costs	27	27
Equity in loss of joint venture	39	51
Change in accounts:
Receivables and deposits	9	(23)
Other assets	(49)	(21)
Accounts payable	(38)	(66)
Tenant security deposit liabilities	9	(4)
Accrued property taxes	3	(89)
Other liabilities	34	24
Due to affiliates	225	162
Net cash provided by operating activities	420	373

Cash flows from investing activities:
Property improvements and replacements	(704)	(1,222)
Net (deposits to) withdrawals from restricted escrows	(43)	15
Insurance proceeds received	217	--
Net cash used in investing activities	(530)	(1,207)

Cash flows from financing activities:
Payments on mortgage notes payable	(282)	(270)
Advances from affiliates	424	1,058
Net cash provided by financing activities	142	788

Net increase (decrease) in cash and cash equivalents	32	(46)
Cash and cash equivalents at beginning of period	201	322

Cash and cash equivalents at end of period	$ 233	$ 276

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 395	$ 362

Supplemental disclosure of non-cash flow activity:
Property improvements and replacements in accounts
payable	$ 25	$ 37

At December 31, 2005 and 2004, approximately $21,000 and $49,000 of property improvements and replacements were included in accounts payable and are included in property improvements and replacements at September 30, 2006 and 2005, respectively.

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON INCOME REAL ESTATE, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Davidson Income Real Estate, L.P. (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of Davidson Diversified Properties, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's investment properties as compensation for providing property management services.  The Partnership paid to such affiliates approximately $135,000 and $130,000 for the nine months ended September 30, 2006 and 2005, respectively, which is included in operating expenses.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $131,000 and $227,000 for the nine months ended September 30, 2006 and 2005, respectively, which is included in general and administrative expenses and investment properties.  The portion of these reimbursements included in investment properties for the nine months ended September 30, 2006 and 2005 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $59,000 and $137,000, respectively. At September 30, 2006, the Partnership owed approximately $79,000 of accrued accountable administrative expenses to an affiliate of the Managing General Partner, which is included in due to affiliates on the accompanying consolidated balance sheet.

During the nine months ended September 30, 2006 an affiliate of the Managing General Partner advanced approximately $424,000 to the Partnership to pay accounts payable and capital expenditures at Bexley House Apartments and Covington Pointe Apartments. During the nine months ended September 30, 2005 an affiliate of the Managing General Partner advanced approximately $1,058,000 to the Partnership to pay trade payables, capital expenditures and real estate taxes at the investment properties. At September 30, 2006, the amount of outstanding loans and accrued interest was approximately $3,205,000, which is included in due to affiliates on the accompanying consolidated balance sheet. Interest on the advances is charged at prime plus 1%, or 9.25% at September 30, 2006. Interest expense on the advances was approximately $200,000 and $95,000 for the nine months ended September 30, 2006 and 2005, respectively.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability, and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the nine months ended September 30, 2006 and 2005, the Partnership was charged by AIMCO and its affiliates approximately $92,000 and $55,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C – Deficit in Joint Venture Investment

The Partnership owns a 17.5% interest in the Sterling Crest Joint Venture (the “Joint Venture”) with Davidson Growth Plus, L.P., an affiliate of the Managing General Partner, which owns the remaining 82.5% of the Joint Venture.

There were no distributions received from the Joint Venture during the nine months ended September 30, 2006 and 2005. During the nine months ended September 30, 2006 and 2005 the Partnership recognized approximately $39,000 and $51,000, respectively, of equity in loss of the Joint Venture. At September 30, 2006, the Partnership had received distributions and recognized equity in losses of the Joint Venture in excess of its general partnership interest and has an investment deficit of approximately $970,000.

The following table represents the net loss of the Sterling Crest Joint Venture for the nine months ended September 30, 2006 and 2005 (in thousands):

	Nine Months Ended September 30,
	2006	2005

Total revenues	$ 1,893	$ 1,735
Total expenses	(2,119)	(2,026)
Net loss	$ (226)	$ (291)

Note D – Casualty

In December 2005, Bexley House Apartments suffered fire damage to two of its rental units.  Insurance proceeds of approximately $217,000 were received during the nine months ended September 30, 2006.  The Partnership recognized a casualty gain of approximately $183,000 during the nine months ended September 30, 2006 as a result of the receipt of approximately $217,000 in insurance proceeds net of the write-off of the undepreciated damaged assets of approximately $34,000.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved to decertify the collective action on both issues and the plaintiffs have responded.  Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

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

The Partnership's investment properties consist of three apartment complexes.  The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2006 and 2005:

	Average Occupancy
Property	2006	2005

Lakeside Apartments	92%	93%
Charlotte, North Carolina
Bexley House Apartments	88%	85%
Columbus, Ohio (1)
Covington Pointe Apartments	97%	94%
Dallas, Texas (2)

(1)

The Managing General Partner attributes the increase in occupancy at Bexley House Apartments to an increase in concessions offered to attract tenants.

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

Results of Operations

For the three and nine months ended September 30, 2006, the Partnership had a net loss of approximately $189,000 and $502,000, respectively, compared to a net loss of approximately $205,000 and $483,000 for the three and nine months ended September 30, 2005, respectively. The decrease in net loss for the three months ended September 30, 2006 is due to an increase in total revenues partially offset by an increase in total expenses.  The increase in net loss for the nine months ended September 30, 2006 is due to an increase in total expenses partially offset by an increase in total revenues.

Total revenues increased for both the three and nine months ended September 30, 2006 due to increases in both rental and other income and for the nine months ended September 30, 2006 due to the recognition of a casualty gain. Rental income increased due to an increase in the average rental rate at both Covington Pointe Apartments and Lakeside Apartments and an increase in occupancy at both Covington Pointe Apartments and Bexley House Apartments partially offset by a decrease in occupancy at Lakeside Apartments and an increase in bad debt expense at Covington Pointe Apartments and Lakeside Apartments. Other income increased due to an increase in utility reimbursements at both Covington Pointe Apartments and Lakeside Apartments.

In December 2005, Bexley House Apartments suffered fire damage to two of its rental units.  Insurance proceeds of approximately $217,000 were received during the nine months ended September 30, 2006.  The Partnership recognized a casualty gain of approximately $183,000 during the nine months ended September 30, 2006 as a result of the receipt of approximately $217,000 in insurance proceeds net of the write-off of the undepreciated damaged assets of approximately $34,000.

The increase in total expenses for the three months ended September 30, 2006 is due to increases in both interest and property tax expenses partially offset by decreases in both operating and general and administrative expenses. Depreciation expense remained relatively constant for the three months ended September 30, 2006.

The increase in total expenses for the nine months ended September 30, 2006 is due to increases in operating, depreciation, interest and property tax expense partially offset by a decrease in general and administrative expense.

Interest expense increased for both the three and nine months ended September 30, 2006 due to an increase in the variable interest rate charged on the mortgage encumbering Lakeside Apartments and to an increase in interest on advances from an affiliate of the Managing General Partner as a result of an increase in advances and an increase in the variable rate charged on such advances.  Property tax expense increased for both the three and nine months ended September 30, 2006 due to an increase in the assessed value of Bexley House Apartments.

Operating expense decreased for the three months ended September 30, 2006 due to decreases in administrative and maintenance expense partially offset by an increase in insurance expense. Administrative expense decreased due to a decrease in training and travel costs. Maintenance expense decreased due to a decrease in turnover costs at Lakeside Apartments and Covington Pointe Apartments. Insurance expense increased due to an increase in hazard insurance premiums at all three investment properties.

Operating expense increased for the nine months ended September 30, 2006 due to an increase in property, administrative and insurance expenses partially offset by a decrease in maintenance expense. Property expense increased due to an increase in payroll and related benefits at Lakeside Apartments.  Administrative expense increased due to an increase in office and computer supplies at Lakeside Apartments and training and travel costs at all three investment properties.  Insurance expense increased due to an increase in hazard insurance premiums at all three investment properties.  Maintenance expense decreased due to a decrease in interior building improvements at all three investment properties and labor costs.  Depreciation expense increased due to assets being placed into service over the last twelve months primarily at Lakeside Apartments.

General and administrative expenses decreased for both the three and nine months ended September 30, 2006 due to a decrease in management reimbursements to the Managing General Partner as allowed under the Partnership Agreement.  Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The Partnership owns a 17.5% interest in Sterling Crest Joint Venture (the “Joint Venture”). The Partnership recognized equity in loss of the Joint Venture of approximately $39,000 for the nine months ended September 30, 2006.  The Partnership recognized equity in loss of the Joint Venture of approximately $51,000 for the nine months ended September 30, 2005.

Liquidity and Capital Resources

At September 30, 2006, the Partnership had cash and cash equivalents of approximately $233,000 compared to approximately $276,000 at September 30, 2005.  Cash and cash equivalents increased approximately $32,000 since December 31, 2005 due to approximately $420,000 of cash provided by operating activities and approximately $142,000 of cash provided by financing activities partially offset by approximately $530,000 of cash used in investing activities. Cash provided by financing activities consisted of advances received from an affiliate of the Managing General Partner partially offset by payments of principal on the mortgages encumbering the Partnership’s investment properties. Cash used in investing activities consisted of property improvements and replacements and net deposits to restricted escrows maintained by the mortgage lender partially offset by the receipt of insurance proceeds. The Partnership invests its working capital reserves in interest bearing accounts.

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

Lakeside Apartments

During the nine months ended September 30, 2006, the Partnership completed approximately $140,000 of capital improvements at Lakeside Apartments, consisting primarily of countertop resurfacing, sewer and water upgrades, appliance and floor covering replacements, roof replacements and decking for the swimming pool. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Bexley House Apartments

During the nine months ended September 30, 2006, the Partnership completed approximately $387,000 of capital improvements at Bexley House Apartments, consisting primarily of casualty repairs related to the December 2005 fire and appliance and floor covering replacements. Included in these costs are capitalized construction period interest, taxes and operating costs of approximately $15,000, $10,000, and $3,000, respectively. These improvements were funded from operating cash flow, insurance proceeds and advances from an affiliate of the Managing General Partner.  The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Covington Pointe Apartments

During the nine months ended September 30, 2006, the Partnership completed approximately $181,000 of capital improvements at Covington Pointe Apartments, consisting primarily of countertop resurfacing, heating and air conditioning upgrades, and appliance and floor covering replacements. These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner.  The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from an affiliate of the Managing General Partner.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership’s investment properties of approximately $10,043,000 is amortized over varying periods, with balloon payments of approximately $2,599,000 due in September 2007 for Lakeside Apartments and approximately $4,416,000 due in July 2010 for Covington Pointe Apartments. The mortgage encumbering Bexley House Apartments matures in July 2021 at which time the loan is scheduled to be fully amortized. The Managing General Partner has the option to extend the maturity of the mortgage encumbering Lakeside Apartments for an additional five years. The Managing General Partner will attempt to refinance and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

No cash distributions were made during the nine months ended September 30, 2006 and 2005.  Future cash distributions will depend on the levels of net cash generated from operations, and the timing of debt maturities, property sales and/or refinancings.  The Partnership’s cash available for distribution is reviewed on a monthly basis.  In light of the significant amounts due to an affiliate of the Managing General Partner at September 30, 2006, it is not anticipated that the Partnership will make any distributions in the foreseeable future.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 13,189.50 limited partnership units (the "Units") in the Partnership representing 49.26% of the outstanding Units at September 30, 2006.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 49.26% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Capitalized Costs Related to Redevelopment and Construction Projects

The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects. Costs associated with redevelopment projects are capitalized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.” Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  The Partnership capitalizes interest, property taxes and operating costs during periods in which redevelopment and construction projects are in progress.

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

The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved to decertify the collective action on both issues and the plaintiffs have responded.  Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

See Exhibit Index.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAVIDSON INCOME REAL ESTATE, L.P.

By: Davidson Diversified Properties, Inc.,
Managing General Partner

Date: November 13, 2006	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: November 13, 2006	By: /s/Stephen B. Waters
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

Date: November 13, 2006

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

Date: November 13, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Davidson Diversified Properties, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Davidson Income Real Estate, L.P. (the "Partnership"), for the quarterly period ended September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: November 13, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: November 13, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.