Form 10KSB
period 2006-12-31
DAVIDSON INCOME REAL ESTATE LP
filed 2007-03-30
CIK 768598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ]  No[X]

State issuer's revenues for its most recent fiscal year.  $3,904,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2006.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

Risk Factors

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Partnership's properties. The number and quality of competitive properties, including those that may be managed by an affiliate of the Managing General Partner, in such market area could have a material effect on the rental market for the apartments at the Partnership's properties and the rents that may be charged for such apartments. While the Managing General Partner and its affiliates own and/or control a significant number of apartment units in the United States, such units represent an insignificant percentage of total apartment units in the United States and competition for the apartments is local.

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

A further description of the Partnership's business is included in "Item 6. Management's Discussion and Analysis or Plan of Operation" included in this Form 10-KSB.

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

	Gross
	Carrying	Accumulated	Depreciable	Method of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)

Lakeside Apartments	$ 8,814	$ 5,643	5-30 yrs	S/L	$ 4,054
Bexley House Apartments	5,542	2,769	5-30 yrs	S/L	2,322
Covington Pointe
Apartments	11,329	7,072	5-30 yrs	S/L	5,416
	$25,685	$15,484			$11,792

See "Note A" to the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.

	Principal				Principal
	Balance At	Stated			Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2006	Rate	Amortized	Date	Maturity (3)
	(in thousands)				(in thousands)

Lakeside Apartments
1st mortgage	$ 2,649	(1)	30 years	09/15/07	$ 2,599
Bexley House Apartments
1st mortgage	2,029	7.32% (2)	20 years	01/01/21	--
Covington Pointe Apartments
1st mortgage	5,269	3.81% (2)	20 years	07/01/10	4,416

Total	$ 9,947				$ 7,015

(1)

Adjustable rate based on the Fannie Mae discounted mortgage-backed security index plus 85 basis points through May 2006 and 105 basis points effective June 2006. The rate at December 31, 2006 was 6.30%.

(2)

Fixed rate mortgage.

(3)

See "Note C" of the consolidated financial statements in "Item 7. Financial Statements" for information with respect to the Partnership's ability to prepay these loans and other details about the loans.

Schedule of Rental Rates and Occupancy

Average annual rental rates and occupancy for 2006 and 2005 for each property were:

	Average Annual		Average
	Rental Rates		Occupancy
	(per Unit)
Property	2006	2005	2006	2005
Lakeside Apartments	$ 6,112	$ 5,800	92%	91%
Bexley House Apartments (1)	11,602	12,362	90%	84%
Covington Pointe Apartments (2)	8,889	8,727	98%	94%

(1)

The Managing General Partner attributes the increase in occupancy at Bexley
House Apartments to increases in concessions offered and also to a new pricing structure, which is more competitive in the local market.

(2)

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

Schedule of Real Estate Taxes and Rates

Real estate taxes and rates in 2006 for each property were:

	2006	2006
	Billings	Rates
	(in thousands)
Lakeside Apartments	$ 77	1.43%
Bexley House Apartments	128	9.14%
Covington Pointe Apartments	187	2.79%

Capital Improvements

Lakeside Apartments

During the year ended December 31, 2006, the Partnership completed approximately $203,000 of capital improvements at Lakeside Apartments, consisting primarily of countertop resurfacing, sewer and water upgrades, roof replacements, fencing, swimming pool decking and floor covering and appliance replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Bexley House Apartments

During the year ended December 31, 2006, the Partnership completed approximately $394,000 of capital improvements at Bexley House Apartments, consisting primarily of casualty repairs related to the December 2005 fire and floor covering and appliance replacements. Included in these costs are capitalized construction period interest, taxes and operating costs of approximately $15,000, $10,000 and $3,000, respectively. These improvements were funded from operating cash flow, insurance proceeds and advances from an affiliate of the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Covington Pointe Apartments

During the year ended December 31, 2006, the Partnership completed approximately $261,000 of capital improvements at Covington Pointe Apartments, consisting primarily of countertop resurfacing, structural upgrades, heating and air conditioning upgrades, and appliance and floor covering replacements. These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. On December 14, 2006, Objector filed his Appellant’s Brief.  The Partnership and its affiliates, as well as counsel of the Settlement Class, have not yet filed their briefs in response.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. On March 28, 2007, the court issued an opinion decertifying the collective action on both issues.  The court held that the members of the collective action are not similarly situated and the case may not proceed as a collective action.  The nine named plaintiffs still maintain their individual causes of action. The California and Maryland cases are still pending as they were stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

Item 4.

Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2006, no matters were submitted to a vote of unit holders through the solicitation of proxies or otherwise.

PART II

Item 5.

Market for the Partnership’s Equity and Related Partner Matters

The Partnership, a publicly held limited partnership, sold 26,776 limited partnership units (the "Units") aggregating $26,776,000 during its offering period. As of December 31, 2006, there are 1,391 holders of record owning an aggregate of 26,776 Units.  Affiliates of the Managing General Partner owned 13,189.50 Units or 49.26% of the outstanding Units as of December 31, 2006.  No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

There were no distributions during the years ended December 31, 2006 and 2005. Future cash distributions will depend on the levels of cash generated from operations and the timing of debt maturities, refinancings, and/or property sales.  The Partnership’s cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at December 31, 2006 there can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures to permit any distributions to its partners in 2007 or subsequent periods.  See “Item 2. Description of Properties – Capital Improvements” for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 13,189.50 Units in the Partnership representing 49.26% of the outstanding Units at December 31, 2006.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 49.26% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Results of Operations

The Partnership had a net loss of approximately $683,000 and $817,000 for the years ended December 31, 2006 and 2005, respectively.  The decrease in net loss is due to an increase in total revenues and a decrease in equity in loss of joint venture partially offset by an increase in total expenses.

Total revenues increased for the year ended December 31, 2006 due to increases in both rental and other income and the recognition of a casualty gain.  Rental income increased due to an increase in the average rental rate at both Covington Pointe Apartments and Lakeside Apartments and an increase in occupancy at all three investment properties partially offset by a decrease in the average rental rate at Bexley House Apartments.  Other income increased due to an increase in utility reimbursements at all three investment properties.

In December 2005, Bexley House Apartments suffered fire damage to two of its rental units.  Insurance proceeds of approximately $224,000 were received during the year ended December 31, 2006.  The Partnership recognized a casualty gain of approximately $191,000 for the year ended December 31, 2006 as a result of the receipt of approximately $224,000 in insurance proceeds net of the write-off of the undepreciated damaged assets of approximately $33,000.

The increase in total expenses is primarily due to increases in operating, depreciation, interest, and property tax expenses partially offset by a decrease in general and administrative expense.  The increase in operating expense is due to increases in property, administrative and insurance expenses partially offset by a decrease in maintenance expense.  Property expense increased due to an increase in maintenance salaries at Lakeside Apartments and utility costs at Bexley House Apartments.  Administrative expense increased due to the increase in training/travel and legal fees at all three investment properties.  Insurance expense increased due to an increase in hazard insurance premiums at all three investment properties. Maintenance expense decreased due to a decrease in turnover costs associated with getting apartment units available for rental and a decrease in contract services at Covington Pointe Apartments. Depreciation expense increased due to an increase in assets placed into service at all three investment properties.  Interest expense increased due to an increase in interest on advances from an affiliate of the Managing General Partner as a result of an increase in advances and an increase in the variable interest rate charged on such advances. Interest expense also increased due to an increase in the variable interest rate charged on the mortgage encumbering Lakeside Apartments.  Property taxes increased due to the receipt of a refund during 2005 for Lakeside Apartments from the successful appeals of prior year taxes partially offset by the capitalization of construction period property taxes during 2006 related to the fire damage at Bexley House Apartments.

General and administrative expenses decreased due to a decrease in management reimbursements to the Managing General Partner as allowed under the Partnership Agreement.  Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The Partnership owns a 17.5% interest in Sterling Crest Joint Venture (the “Joint Venture”). The Partnership recognized equity in loss of the joint venture of approximately $56,000 for the year ended December 31, 2006 compared to approximately $65,000 for the year ended December 31, 2005.

Liquidity and Capital Resources

At December 31, 2006 the Partnership had cash and cash equivalents of approximately $279,000 compared to approximately $201,000 at December 31, 2005.  Cash and cash equivalents increased approximately $78,000 since December 31, 2005 due to approximately $666,000 and $46,000 of cash provided by operating and financing, respectively, partially offset by approximately $634,000 of cash used in investing activities.  Cash used in investing activities consisted of property improvements and replacements partially offset by net withdrawals from restricted escrows maintained by the mortgage lender and the receipt of insurance proceeds.  Cash provided by financing activities consisted of advances received from an affiliate of the Managing General Partner partially offset by payments of principal on the mortgages encumbering the Partnership’s investment properties.  The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements.  The Managing General Partner monitors developments in the area of legal and regulatory compliance.  For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas.  In light of these changes, the Partnership expects that it will incur higher expenses related to compliance.  The Partnership regularly evaluates the capital improvement needs of the properties. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the properties as well as anticipated cash flow generated by the properties.  Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves and advances from affiliates of the Managing General Partner.  To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's investment properties of approximately $9,947,000 is amortized over varying periods, with balloon payments of approximately $2,599,000 due in September 2007 for Lakeside Apartments and approximately $4,416,000 due in July 2010 for Covington Pointe Apartments. The debt encumbering Bexley House Apartments matures in January 2021 at which time the loan is scheduled to be fully amortized. The Managing General Partner will attempt to refinance and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

There were no distributions during the years ending December 31, 2006 and 2005. Future cash distributions will depend on the levels of cash generated from operations and the timing of debt maturities, refinancings, and/or property sales.  The Partnership’s cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at December 31, 2006 there can be no assurance that the Partnership will generate sufficient funds from operations, after required capital improvements to permit any distributions to its partners during 2007 or subsequent periods.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 13,189.50 limited partnership units (the "Units") in the Partnership representing 49.26% of the outstanding Units at December 31, 2006.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 49.26% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Capitalized Costs Related to Redevelopment and Construction Projects

The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects. Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 34 “Capitalization of Interest Costs” and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.” Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.

Item 7.

Financial Statements

DAVIDSON INCOME REAL ESTATE, L.P.

LIST OF CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet - December 31, 2006

Consolidated Statements of Operations - Years ended December 31, 2006 and 2005

Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2006 and 2005

Consolidated Statements of Cash Flows - Years ended December 31, 2006 and 2005

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Davidson Income Real Estate, L.P.

We have audited the accompanying consolidated balance sheet of Davidson Income Real Estate, L.P. as of December 31, 2006, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2006.  These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Davidson Income Real Estate, L.P. at December 31, 2006, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 29, 2007

DAVIDSON INCOME REAL ESTATE, L.P.

CONSOLIDATED BALANCE SHEET
(in thousands, except unit data)

December 31, 2006

Assets
Cash and cash equivalents		$ 279
Receivables and deposits		144
Restricted escrow		6
Other assets		210
Investment properties (Notes C and G):
Land	$ 3,523
Buildings and related personal property	22,162
	25,685
Less accumulated depreciation	(15,484)	10,201
		$ 10,840
Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 70
Tenant security deposit liabilities		74
Accrued property taxes		315
Other liabilities		151
Due to affiliates (Note F)		3,386
Mortgage notes payable (Note C)		9,947
Deficit in joint venture (Note B)		987

Partners' Deficit
General partners	$ (895)
Limited partners (26,776 units issued and
outstanding)	(3,195)	(4,090)
		$ 10,840

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON INCOME REAL ESTATE, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)

	Years Ended December 31,
	2006	2005
Revenues:
Rental income	$ 3,399	$ 3,233
Other income	314	281
Casualty gain (Note D)	191	--
Total revenues	3,904	3,514

Expenses:
Operating	2,006	1,957
General and administrative	177	193
Depreciation	1,136	1,066
Interest	829	681
Property taxes	383	369
Total expenses	4,531	4,266

Loss before equity in loss of joint venture	(627)	(752)
Equity in loss of joint venture (Note B)	(56)	(65)

Net loss (Note E)	$ (683)	$ (817)

Net loss allocated to general partners (3%)	$ (20)	$ (25)

Net loss allocated to limited partners (97%)	(663)	(792)

	$ (683)	$ (817)

Net loss per limited partnership unit	$ (24.76)	$ (29.58)

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON INCOME REAL ESTATE, L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	26,776	$ 1	$26,776	$26,777

Partners' deficit at
December 31, 2004	26,776	$ (850)	$(1,740)	$(2,590)

Net loss for the year ended
December 31, 2005	--	(25)	(792)	(817)

Partners' deficit at
December 31, 2005	26,776	(875)	(2,532)	(3,407)

Net loss for the year ended
December 31, 2006	--	(20)	(663)	(683)

Partners' deficit at
December 31, 2006	26,776	$ (895)	$(3,195)	$(4,090)

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON INCOME REAL ESTATE, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2006	2005
Cash flows from operating activities:
Net loss	$ (683)	$ (817)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Casualty gain	(191)	--
Depreciation	1,136	1,066
Amortization of loan costs	36	36
Equity in loss of joint venture	56	65
Change in accounts:
Receivables and deposits	6	14
Other assets	5	7
Accounts payable	(21)	(4)
Tenant security deposit liabilities	9	(9)
Accrued property taxes	(10)	(42)
Other liabilities	(4)	(12)
Due to affiliates	327	161
Net cash provided by operating activities	666	465

Cash flows from investing activities:
Property improvements and replacements	(873)	(1,350)
Net withdrawals from restricted escrows	15	69
Insurance proceeds from casualty	224	--
Net cash used in investing activities	(634)	(1,281)

Cash flows from financing activities:
Payments on mortgage notes payable	(378)	(363)
Advances from affiliates	424	1,058
Net cash provided by financing activities	46	695

Net increase (decrease) in cash and cash equivalents	78	(121)
Cash and cash equivalents at beginning of year	201	322

Cash and cash equivalents at end of year	$ 279	$ 201

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 511	$ 479

Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts
payable	$ 6	$ 21

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON INCOME REAL ESTATE, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

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

Investment Properties

Investment properties consist of three apartment complexes and are stated at cost.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress in accordance with Statement of Financial Standards (“SFAS”) No. 34 “Capitalization of Interest Costs” and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.”  Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  The Partnership capitalized approximately $15,000, $10,000, and $3,000 of construction period interest, property taxes and operating costs during the year ended December 31, 2006. The Partnership did not capitalize any costs related to interest, property taxes or operating costs during the year ended December 31, 2005. Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ending December 31, 2006 and 2005.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $248,000 at December 31, 2006 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits

The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in cash and cash equivalents and receivables and deposits.  The security deposits are refunded when the tenant vacates, provided the tenant has not damaged the space and is current on rental payments.

Deferred Costs

Loan costs of approximately $236,000, less accumulated amortization of approximately $126,000, are included in other assets.  The loan costs are being amortized over the terms of the related loan agreements.  Amortization expense of approximately $36,000 for both the years ended December 31, 2006 and 2005 is included in interest expense.  Amortization expense is expected to be approximately $32,000 for the year 2007, $20,000 for each of the years 2008 and 2009, $13,000 for the year 2010 and approximately $3,000 for the year 2011.

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

Advertising

The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expenses, was approximately $105,000 and $107,000 for the years ended December 31, 2006 and 2005, respectively.

Fair Value of Financial Instruments

SFAS No. 107 "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments whether or not recognized in the balance sheet, for which it is practicable to estimate fair value.  Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.  The Partnership believes that the carrying amount of its financial instruments, (except for long term debt) approximates their fair value due to the short term maturity of these instruments including the mortgage encumbering Lakeside Apartments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term long term debt. The fair value of the Partnership's long term debt at the Partnership’s incremental borrowing rate approximates its carrying value.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, although early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS No. 154 was issued. The Partnership adopted SFAS No. 154 effective January 1, 2006. The adoption of SFAS No. 154 did not have a material effect on the Partnership’s consolidated financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnership does not anticipate that the adoption of SFAS No. 157 will have a material effect on the Partnership’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Partnership has not yet determined whether it will elect the fair value option for any of its financial instruments.

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

The Partnership accounts for its 17.5% investment in Sterling Crest on the equity method of accounting. In accordance with the equity method of accounting, the Partnership's original investment in Sterling Crest is increased by advances to Sterling Crest and by the Partnership's share of the earnings of Sterling Crest. The investment is decreased by distributions from Sterling Crest and by the Partnership's share of losses of Sterling Crest. The Partnership's equity in the operations of Sterling Crest amounted to losses of approximately $56,000 and $65,000 for the years ended December 31, 2006 and 2005, respectively. At December 31, 2006, the Partnership had received distributions in excess of its general partnership investment and has an investment deficit of approximately $987,000.

The following table represents Sterling Crest's net liabilities as of December 31, 2006 and net loss for the years ended December 31, 2006 and 2005 (in thousands):

December 31, 2006

Total assets	$ 5,385
Total liabilities	(11,025)

Net liabilities	$ (5,640)

	Years Ended December 31,
	2006	2005

Total revenues	$ 2,557	$ 2,344
Total expenses	(2,879)	(2,715)

Net loss	$ (322)	$ (371)

Note C - Mortgage Notes Payable

The terms of mortgage notes payable are as follows:

	Principal	Monthly			Principal
	Balance At	Payment	Stated		Balance
	December 31,	Including	Interest	Maturity	Due At
Property	2006	Interest	Rate	Date	Maturity
	(in thousands)				(in thousands)

Lakeside Apartments (3)	$ 2,649	$ 11	(1)	09/15/07	$ 2,599
1st mortgage
Bexley House Apartments	2,029	19	7.32%(2)	01/01/21	--
1st mortgage
Covington Pointe
Apartments	5,269	36	3.81%(2)	07/01/10	4,416
1st mortgage
	$ 9,947	$ 66			$ 7,015

(1)

Adjustable rate based on the Fannie Mae discounted mortgage-backed security index plus 85 basis points through May 2006 and 105 basis points effective June 2006. The rate at December 31, 2006 was 6.30%.

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

The mortgage for Lakeside Apartments is financed under a permanent credit facility ("Permanent Credit Facility").  The Permanent Credit Facility has a maturity date of September 15, 2007, with one five-year extension option. This Permanent Credit Facility creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. Each note under this Permanent Credit Facility begins as a variable rate loan with the option of converting to a fixed rate loan after three years. The interest rate on the variable rate loans is the Fannie Mae discounted mortgage-backed security index plus 85 or 105 basis points and resets monthly. Each loan automatically renews at the end of each month. In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month that any property is in the Permanent Credit Facility. The loans are prepayable without penalty. The lender required an affiliate of the Managing General Partner, AIMCO Properties, LP, to guarantee the loans.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2006 are as follows (in thousands):

2007	$ 2,967
2008	333
2009	350
2010	4,651
2011	115
Thereafter	1,531
$ 9,947

Note D – Casualty Gain

In December 2005, Bexley House Apartments suffered fire damage to two of its rental units.  Insurance proceeds of approximately $224,000 were received during the year ended December 31, 2006. The Partnership recognized a casualty gain of approximately $191,000 for the year ended December 31, 2006 as a result of the receipt of approximately $224,000 in insurance proceeds net of the write-off of the undepreciated damaged assets of approximately $33,000.

Note E - Income Taxes

The Partnership received a ruling from the Internal Revenue Service that it is to be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership.  Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net loss and Federal taxable loss (in thousands, except per unit data):

	2006	2005

Net loss as reported	$ (683)	$ (817)
Add (deduct)
Depreciation differences	279	(164)
Equity in joint venture	31	31
Prepaid rents	(20)	17
Casualty	(191)	(34)
Other	(151)	71

Federal taxable loss	$ (735)	$ (896)
Federal taxable income
per limited partnership unit	$ 1.27 (1)	$ .57 (1)

(1) For 2006 and 2005 allocations under the Internal Revenue Code section 704(b) result in the limited partners being allocated a non-pro rata amount of taxable loss or income.

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets as of December 31, 2006 (in thousands):

Net liabilities as reported	$ (4,090)
Land and buildings	1,292
Accumulated depreciation	299
Syndication	3,809
Other	647

Net assets - Federal tax basis	$ 1,957

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

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $183,000 and $172,000 for the years ended December 31, 2006 and 2005, respectively, which is included in operating expenses.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $173,000 and $270,000 for the years ended December 31, 2006 and 2005, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the years ended December 31, 2006 and 2005 are charges for construction management services provided by an affiliate of the Managing General Partner of approximately $75,000 and $150,000, respectively. At December 31, 2006, the Partnership owed approximately $106,000 of accrued accountable administrative expenses to an affiliate of the Managing General Partner, which is included in due to affiliates on the accompanying consolidated balance sheet.

During the years ended December 31, 2006 and 2005, an affiliate of the Managing General Partner advanced the Partnership approximately $424,000 and $1,058,000, respectively, to fund capital improvements and pay accounts payable at Bexley House Apartments and Covington Pointe Apartments during 2006 and to primarily fund capital improvements and real estates taxes for the properties during 2005. At December 31, 2006, the amount of the outstanding loans and accrued interest was approximately $3,280,000, which is included in due to affiliates on the accompanying consolidated balance sheet. Interest on the advances was charged at the prime rate plus 1%, or 9.25% at December 31, 2006, in accordance with the Partnership Agreement. Interest expense on advances from affiliates of the Managing General Partner for the years ended December 31, 2006 and 2005 was approximately $276,000 and $149,000, respectively. Subsequent to December 31, 2006, the Managing General Partner advanced approximately $85,000 to the Partnership to pay outstanding payables and real estate taxes at Covington Pointe Apartments.

The Partnership Agreement provides for payment of a fee to the Managing General Partner for managing the affairs of the Partnership.  The fee is 2% of adjusted cash from operations, as defined in the Partnership Agreement.  The fee is payable only after the Partnership has distributed, to all limited partners, adjusted cash from operations in any year equal to 10% of their adjusted invested capital as defined in the partnership agreement.  No fees were payable for the years ended December 31, 2006 and 2005.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2006 and 2005, the Partnership was charged by AIMCO and its affiliates approximately $92,000 and $55,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 13,189.50 limited partnership units (the "Units") in the Partnership representing 49.26% of the outstanding Units at December 31, 2006.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 49.26% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Note G – Investment Properties and Accumulated Depreciation

		Initial Cost
		To Partnership
		(in thousands)

			Buildings	Net Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)
Lakeside Apartments	$ 2,649	$ 1,259	$ 5,791	$ 1,764
Bexley House Apartments	2,029	647	3,067	1,828
Covington Pointe
Apartments	5,269	1,935	7,041	2,353

Totals	$ 9,947	$ 3,841	$15,899	$ 5,945

	Gross Amount At Which Carried
	At December 31, 2006
	(in thousands)
		Buildings
		And Related
		Personal		Accumulated	Date of	Date	Depreciable
Description	Land	Property	Total	Depreciation	Construction	Acquired	Life-Years
				(in thousands)
Lakeside
Apartments	$ 1,046	$ 7,768	$ 8,814	$ 5,643	1980	05/86	5-30
Bexley House
Apartments	542	5,000	5,542	2,769	1972	09/86	5-30
Covington Pointe
Apartments	1,935	9,394	11,329	7,072	1982	03/87	5-30

Totals	$ 3,523	$22,162	$25,685	$15,484

Reconciliation of "investment properties and accumulated depreciation"

	Years Ended December 31,
	2006	2005
	(in thousands)
Investment Properties
Balance at beginning of year	$24,976	$23,654
Property improvements and replacements	858	1,322
Disposals of property	(149)	--
Balance at end of year	$25,685	$24,976

Accumulated Depreciation
Balance at beginning of year	$14,464	$13,398
Additions charged to expense	1,136	1,066
Disposals of property	(116)	--
Balance at end of year	$15,484	$14,464

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2006 and 2005, is approximately $26,977,000 and $26,344,000, respectively.  The accumulated depreciation taken for Federal income tax purposes at December 31, 2006 and 2005, is approximately $15,185,000 and $14,328,000, respectively.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. On December 14, 2006, Objector filed his Appellant’s Brief.  The Partnership and its affiliates, as well as counsel of the Settlement Class, have not yet filed their briefs in response.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. On March 28, 2007, the court issued an opinion decertifying the collective action on both issues.  The court held that the members of the collective action are not similarly situated and the case may not proceed as a collective action.  The nine named plaintiffs still maintain their individual causes of action. The California and Maryland cases are still pending as they were stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure.  Affiliates of the Managing General Partner have implemented policies, procedures, third-party audits and training and the Managing General Partner believes that these measures will prevent or eliminate mold exposure and will minimize the effects that mold may have on residents.  To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions.  Because the law regarding mold is unsettled and subject to change the Managing General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

(b)

Internal Control Over Financial Reporting. There have not been any changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 8b.

Other Information

None.

PART III

Item 9.

Directors, Executive Officers, Promoters Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

The Partnership does not have any directors or officers. The names of the directors and officers of Davidson Diversified Properties, Inc. (the “Managing General Partner”), their ages and the nature of all positions presently held by them are set forth below. There are no family relationships between or among any directors and officers.

Name	Age	Position

Martha L. Long	47	Director and Senior Vice President
Harry G. Alcock	44	Director, Executive Vice President and Chief
		Investment Officer
Timothy Beaudin	48	Executive Vice President and Chief Development
		Officer
Miles Cortez	63	Executive Vice President, General Counsel
		and Secretary
Patti K. Fielding	43	Executive Vice President – Securities and Debt
Thomas M. Herzog	44	Executive Vice President and Chief
		Financial Officer
Robert Y. Walker, IV	41	Executive Vice President
Scott W. Fordham	39	Senior Vice President and Chief Accounting
		Officer
Stephen B. Waters	45	Vice President

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

Timothy Beaudin was appointed Executive Vice President and Chief Development Officer of the Managing General Partner and AIMCO in October 2005.  Prior to this time, beginning in 2005, Mr. Beaudin was with Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  During his last five years at Catellus, Mr. Beaudin served as Executive Vice President, with management responsibility for development, construction and asset management.

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

Robert Y. Walker, IV was appointed Senior Vice President of the Managing General Partner and AIMCO in August 2005 and served as the Chief Accounting Officer of the Managing General Partner and AIMCO from November 2005 to January 2007. Mr. Walker was promoted to Executive Vice President of the Managing General Partner and AIMCO in July 2006 and in January 2007 became the chief financial officer of Conventional Property Operations for AIMCO. From June 2002, until he joined AIMCO, Mr. Walker served as senior vice president and chief financial officer at Miller Global Properties, LLC, a Denver-based private equity, real estate fund manager.  From May 1997 to June 2002, Mr. Walker was employed by GE Capital Real Estate, serving as global controller from May 2000 to June 2002.

Scott W. Fordham was appointed Senior Vice President and Chief Accounting Officer in January 2007 of the Managing General Partner and AIMCO. Prior to joining AIMCO, Mr. Fordham served as Vice President and Chief Accounting Officer of Brandywine Realty Trust. Prior to the merger of Prentiss Properties Trust with Brandywine Realty Trust, Mr. Fordham served as Senior Vice President and Chief Accounting Officer of Prentiss Properties Trust and was in charge of the corporate accounting and financial reporting groups. Prior to joining Prentiss Properties Trust in 1992, Mr. Fordham worked in public accounting with PricewaterhouseCoopers LLP.

Stephen B. Waters was appointed Vice President of the Managing General Partner and AIMCO in April 2004.  Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999.  Mr. Waters has responsibility for partnership accounting with AIMCO and serves as principal financial officer of the Managing General Partner.

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

Item 10.

Executive Compensation

No remuneration was paid by the Partnership to any officer or director of the Managing General Partner during the year ended December 31, 2006.

Item 11.

Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Partnership to be the beneficial owners of more than 5% of the Limited Partnership Units of the Partnership as of December 31, 2006.

		Percentage
Entity	Number of Units	of Total

AIMCO IPLP, L.P. (1)	570	2.13%
(an affiliate of AIMCO)
AIMCO Properties, L.P. (2)	8,789.50	32.83%
(an affiliate of AIMCO)
Cooper River Properties (1)	3,830	14.30%
(an affiliate of AIMCO)

Hospital Corporation of America	3,000	11.20%
201 West Main Street
Louisville, KY 40202

(1)

Entity is indirectly ultimately owned by AIMCO. Its business address is 55 Beattie Place, Greenville, SC 29602.

(2)

Entity is indirectly ultimately controlled by AIMCO. Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

As of December 31, 2006, no director or officer of the Managing General Partner owns, nor do the directors or officers as a whole, own more than 1% of the Partnership’s Units. No such director or officer had any right to acquire beneficial ownership of additional Units of the Partnership.

Item 12.

Certain Relationships and Related Transactions, and Director Independence

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for (i) payments to affiliates for property management services and (ii) for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $183,000 and $172,000 for the years ended December 31, 2006 and 2005, respectively, which is included in operating expenses.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $173,000 and $270,000 for the years ended December 31, 2006 and 2005, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the years ended December 31, 2006 and 2005 are charges for construction management services provided by an affiliate of the Managing General Partner of approximately $75,000 and $150,000, respectively. At December 31, 2006, the Partnership owed approximately $106,000 of accrued accountable administrative expenses to an affiliate of the Managing General Partner, which is included in due to affiliates.

During the years ended December 31, 2006 and 2005, an affiliate of the Managing General Partner advanced the Partnership approximately $424,000 and $1,058,000, respectively, to fund capital improvements and pay accounts payable at Bexley House Apartments and Covington Pointe Apartments during 2006 and to primarily fund capital improvements and real estates taxes for the properties during 2005. At December 31, 2006, the amount of the outstanding loans and accrued interest was approximately $3,280,000, which is included in due to affiliates. Interest on the advances was charged at the prime rate plus 1%, or 9.25% at December 31, 2006, in accordance with the Partnership Agreement. Interest expense on advances from affiliates of the Managing General Partner for the years ended December 31, 2006 and 2005 was approximately $276,000 and $149,000, respectively. Subsequent to December 31, 2006, the Managing General Partner advanced approximately $85,000 to the Partnership to pay outstanding payables and real estate taxes at Covington Pointe Apartments.

The Partnership Agreement provides for payment of a fee to the Managing General Partner for managing the affairs of the Partnership.  The fee is 2% of adjusted cash from operations, as defined in the Partnership Agreement.  The fee is payable only after the Partnership has distributed, to all limited partners, adjusted cash from operations in any year equal to 10% of their adjusted invested capital as defined in the partnership agreement.  No fees were payable for the years ended December 31, 2006 and 2005.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2006 and 2005, the Partnership was charged by AIMCO and its affiliates approximately $92,000 and $55,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 13,189.50 limited partnership units (the "Units") in the Partnership representing 49.26% of the outstanding Units at December 31, 2006.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 49.26% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Neither of the Managing General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Managing General Partner.

Item 13.

Exhibits

See Exhibit Index.

Item 14.

Principal Accountant Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the consolidated financial statements of the Partnership for 2007.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2006 and 2005 are described below.

Audit Fees. Fees for audit services totaled approximately $46,000 and $43,000 for 2006 and 2005, respectively.  Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-QSB.

Tax Fees. Fees for tax services totaled approximately $12,000 and $11,000 for 2006 and 2005, respectively.

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

Date: March 30, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.

/s/Harry G. Alcock	Director and Executive	Date: March 30, 2007
Harry G. Alcock	Vice President

/s/Martha L. Long	Director and Senior	Date: March 30, 2007
Martha L. Long	Vice President

/s/Stephen B. Waters	Vice President	Date: March 30, 2007
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

10DD

Contract for Purchase of Real Estate for Phase II of Sterling Crest Apartments dated March 10, 1987 between Sterling Crest Development Partners, Ltd. and Tennessee Trust Company is incorporated by reference to Exhibit 10(a) to the Registrant's Current Report on Form 8-K dated December 29, 1987.

10FF

Assignment of Contract for Purchase of Real Estate and Tri-Party Agreement dated November 4, 1987 between Tennessee Trust Company and Sterling Crest Joint Venture relating to Sterling Crest Apartments, is incorporated by reference to Exhibit 10(c) to the Registrant's Current Report on Form 8-K dated December 29, 1987.

10GG

Amended and Restated Sterling Crest Joint Venture, Joint Venture Agreement dated June 29, 1987 among the Registrant, Freeman Georgia Ventures, Inc., and Freeman Growth Plus, L.P., is incorporated by reference to Exhibit 10(d) to the Registrant's Current Report on Form 8-K dated December 29, 1987.

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

Date: March 30, 2007

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

Date: March 30, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Davidson Diversified Properties, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO
Pursuant to 18 U.S.C. Section 1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report on Form 10-KSB of Davidson Income Real Estate, L.P. (the "Partnership"), for the fiscal year ended December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: March 30, 2007

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: March 30, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.