Form 10QSB
period 2007-03-31
DAVIDSON INCOME REAL ESTATE LP
filed 2007-05-15
CIK 768598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

(864) 239-1000

(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  X   No ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No   X_

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

DAVIDSON INCOME REAL ESTATE, L.P.

CONSOLIDATED BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

March 31, 2007

Assets
Cash and cash equivalents		$ 166
Receivables and deposits		141
Restricted escrow		25
Other assets		263
Investment properties:
Land	$ 3,523
Buildings and related personal property	22,290
	25,813
Less accumulated depreciation	(15,764)	10,049
		$10,644
Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 129
Tenant security deposit liabilities		78
Accrued property taxes		190
Other liabilities		139
Due to affiliates (Note B)		3,580
Deficit in joint venture (Note C)		1,003
Mortgage notes payable		9,851

Partners' Deficit
General partners	$ (902)
Limited partners (26,776 units issued and
outstanding)	(3,424)	(4,326)
		$10,644

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON INCOME REAL ESTATE, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2007	2006
Revenues:
Rental income	$ 878	$ 812
Other income	93	62
Total revenues	971	874

Expenses:
Operating	520	525
General and administrative	46	41
Depreciation	280	280
Interest	216	184
Property taxes	129	103
Total expenses	1,191	1,133

Loss before equity in (loss) income of joint venture	(220)	(259)
Equity in (loss) income of joint venture	(16)	1
Net loss	$ (236)	$ (258)

Net loss allocated to general partners (3%)	$ (7)	$ (8)
Net loss allocated to limited partners (97%)	(229)	(250)

	$ (236)	$ (258)

Net loss per limited partnership unit	$ (8.55)	$(9.34)

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON INCOME REAL ESTATE, L.P.

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	26,776	$ 1	$26,776	$ 26,777

Partners' deficit at
December 31, 2006	26,776	$ (895)	$(3,195)	$ (4,090)

Net loss for the three months
ended March 31, 2007	--	(7)	(229)	(236)

Partners' deficit
at March 31, 2007	26,776	$ (902)	$(3,424)	$ (4,326)

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON INCOME REAL ESTATE, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$ (236)	$ (258)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Depreciation	280	280
Amortization of loan costs	9	9
Equity in loss (income) of joint venture	16	(1)
Change in accounts:
Receivables and deposits	3	(22)
Other assets	(62)	(93)
Accounts payable	47	152
Tenant security deposit liabilities	4	5
Accrued property taxes	(125)	(147)
Other liabilities	(12)	(5)
Due to affiliates	109	85
Net cash provided by operating activities	33	5

Cash flows from investing activities:
Property improvements and replacements	(116)	(323)
Net deposits to restricted escrows	(19)	(22)
Insurance proceeds received	--	42
Net cash used in investing activities	(135)	(303)

Cash flows from financing activities:
Advances from affiliate	85	297
Payments on mortgage notes payable	(96)	(93)
Net cash (used in) provided by financing activities	(11)	204

Net decrease in cash and cash equivalents	(113)	(94)
Cash and cash equivalents at beginning of period	279	201

Cash and cash equivalents at end of period	$ 166	$ 107

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 128	$ 115
Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts
payable	$ 18	$ 89

At December 31, 2006 and 2005, approximately $6,000 and $21,000 of property improvements and replacements were included in accounts payable and are included in property improvements and replacements at March 31, 2007 and 2006, respectively.

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON INCOME REAL ESTATE, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Davidson Income Real Estate, L.P. (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of Davidson Diversified Properties, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2007, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Recent Accounting Pronouncement

In September 2006, the Financial Accounting Standards Boards (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnership does not anticipate that the adoption of SFAS No. 157 will have a material effect on the Partnership’s consolidated financial statements.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's investment properties as compensation for providing property management services.  The Partnership paid to such affiliates approximately $48,000 and $43,000 for the three months ended March 31, 2007 and 2006, respectively, which is included in operating expenses.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $42,000 and $59,000 for the three months ended March 31, 2007 and 2006, respectively, which are included in general and administrative expenses and investment properties.  The portion of these reimbursements included in investment properties for the three months ended March 31, 2007 and 2006 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $12,000 and $34,000, respectively. At March 31, 2007, the Partnership owed approximately $138,000 of accrued accountable administrative expenses to an affiliate of the Managing General Partner, which is included in due to affiliates on the accompanying consolidated balance sheet.

During the three months ended March 31, 2007 an affiliate of the Managing General Partner advanced approximately $85,000 to the Partnership to pay accounts payable and real estate taxes at Covington Pointe Apartments. During the three months ended March 31, 2006 an affiliate of the Managing General Partner advanced approximately $297,000 to the Partnership to pay accounts payable and capital expenditures at Bexley House Apartments. At March 31, 2007, the amount of outstanding loans and accrued interest was approximately $3,442,000 which is included in due to affiliates on the accompanying consolidated balance sheet. Interest on the advances is charged at prime plus 1%, or 9.25% at March 31, 2007. Interest expense on the advances was approximately $77,000 and $58,000 for the three months ended March 31, 2007 and 2006, respectively. Subsequent to March 31, 2007 additional advances of approximately $38,000 were received to cover accounts payable at Lakeside Apartments.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability, and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the three months ended March 31, 2007, the Partnership was charged by AIMCO and its affiliates approximately $103,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2007 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $92,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2006.

Note C – Deficit in Joint Venture Investment

The Partnership owns a 17.5% interest in the Sterling Crest Joint Venture (the “Joint Venture”) with Davidson Growth Plus, L.P., an affiliate of the Managing General Partner, which owns the remaining 82.5% of the Joint Venture.

There were no distributions received from the Joint Venture during the three months ended March 31, 2007 and 2006.  During the three months ended March 31, 2007 the Partnership recognized approximately $16,000 of equity in loss of the Joint Venture. During the three months ended March 31, 2006 the Partnership recognized approximately $1,000 of equity in income of the Joint Venture. At March 31, 2007, the Partnership had received distributions and recognized equity in losses of the Joint Venture in excess of its general partnership interest and has an investment deficit of approximately $1,003,000.

The following table represents the net (loss) income of the Sterling Crest Joint Venture for the three months ended March 31, 2007 and 2006 (in thousands):

Three Months Ended March 31,

	2007	2006

Total revenues	$ 636	$ 630
Total expenses	(721)	(626)
Net (loss) income	$ (85)	$ 4

Note D – Casualty

In December 2005, Bexley House Apartments suffered fire damage to two of its rental units.  Insurance proceeds of approximately $224,000 were received during the year ended December 31, 2006. The Partnership recognized a casualty gain of approximately $191,000 for the year ended December 31, 2006 as a result of the receipt of approximately $224,000 in insurance proceeds net of the write-off of the undepreciated damaged assets of approximately $33,000. During the three months ended March 31, 2006, the Partnership received approximately $42,000 of initial insurance proceeds related to this casualty.

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

The Partnership's investment properties consist of three apartment complexes.  The following table sets forth the average occupancy of the properties for the three months ended March 31, 2007 and 2006:

	Average Occupancy
Property	2007	2006

Lakeside Apartments (1)	93%	87%
Charlotte, North Carolina
Bexley House Apartments	97%	79%
Columbus, Ohio (2)
Covington Pointe Apartments	98%	97%
Dallas, Texas

(1)

The Managing General Partner attributes the increase in occupancy at Lakeside Apartments to an increase in marketing outreach and tenant retention efforts.

(2)

The Managing General Partner attributes the increase in occupancy at Bexley House Apartments to an increase in resident referrals as well as an increase in units available for rent that in the prior year were unavailable due to a fire loss.

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

Results of Operations

The Partnership had a net loss of approximately $236,000 and $258,000 for the three months ended March 31, 2007 and 2006, respectively.  The decrease in net loss is due to an increase in total revenues partially offset by an increase in total expenses and an increase in equity in loss of joint venture.

Total revenues increased due to an increase in both rental income and other income. Rental income increased due to an increase in occupancy at all three investment properties and an increase in the average rental rate at both Lakeside Apartments and Covington Pointe Apartments partially offset by decrease in the average rental rate at Bexley House Apartments and an increase in bad debt expense at Lakeside Apartments. Other income increased due to an increase in resident utility reimbursements, cable income, and application fees.

The increase in total expenses is due to increases in property tax and interest expenses. Depreciation, operating and general and administrative expenses remained relatively constant for the comparable period. Property taxes increased due to an increase in the assessed value of Bexley House Apartments in addition to the capitalization of construction period property taxes during 2006 related to the fire damage at Bexley House Apartments. Interest expense increased due to an increase in interest on advances from an affiliate of the Managing General Partner as a result of an increase in advances and an increase in the variable interest rate charged on such advances. Interest expense also increased due to an increase in the variable interest rate charged on the mortgage encumbering Lakeside Apartments in addition to the capitalization of construction period interest during 2006 related to the fire damage at Bexley House Apartments.

Included in general and administrative expense for the three months ended March 31, 2007 and 2006 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The Partnership owns a 17.5% interest in Sterling Crest Joint Venture (the “Joint Venture”). The Partnership recognized equity in loss of the Joint Venture of approximately $16,000 for the three months ended March 31, 2007.  The Partnership recognized equity in income of the Joint Venture of approximately $1,000 for the three months ended March 31, 2006.

Liquidity and Capital Resources

At March 31, 2007, the Partnership had cash and cash equivalents of approximately $166,000 compared to approximately $107,000 at March 31, 2006.  Cash and cash equivalents decreased approximately $113,000 since December 31, 2006 due to approximately $135,000 of cash used in investing activities and approximately $11,000 of cash used in financing activities partially offset by approximately $33,000 of cash provided by operating activities.  Cash used in investing activities consisted of property improvements and replacements and net deposits to a restricted escrow maintained by the mortgage lender. Cash used in financing activities consisted of payments of principal on the mortgages encumbering the Partnership’s investment properties partially offset by the receipt of advances from an affiliate of the Managing General Partner.  The Partnership invests its working capital reserves in interest bearing accounts.

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

Lakeside Apartments

During the three months ended March 31, 2007, the Partnership completed approximately $40,000 of capital improvements at Lakeside Apartments, consisting primarily of appliance and floor covering replacements and air conditioning, water and sewer upgrades. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Bexley House Apartments

During the three months ended March 31, 2007, the Partnership completed approximately $20,000 of capital improvements at Bexley House Apartments, consisting primarily of floor covering replacements and grounds lighting upgrades. These improvements were funded from operating cash flow.  The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Covington Pointe Apartments

During the three months ended March 31, 2007, the Partnership completed approximately $68,000 of capital improvements at Covington Pointe Apartments, consisting primarily of roof replacement, recreational facility enhancements, appliance and floor covering replacements, structural upgrades, sprinkler system and irrigation replacements. These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from an affiliate of the Managing General Partner.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership’s investment properties of approximately $9,851,000 is amortized over varying periods, with balloon payments of approximately $2,599,000 due in September 2007 for Lakeside Apartments and approximately $4,416,000 due in July 2010 for Covington Pointe Apartments. The mortgage encumbering Bexley House Apartments matures in July 2021 at which time the loan is scheduled to be fully amortized. The Managing General Partner has the option to extend the maturity of the mortgage encumbering Lakeside Apartments for an additional five years. The Managing General Partner will attempt to refinance and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

No cash distributions were made during the three months ended March 31, 2007 and 2006.  Future cash distributions will depend on the levels of net cash generated from operations, and the timing of debt maturities, property sales and/or refinancings.  The Partnership’s cash available for distribution is reviewed on a monthly basis.  In light of the significant amounts due to an affiliate of the Managing General Partner at March 31, 2007, it is not anticipated that the Partnership will make any distributions in the foreseeable future.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 13,189.50 limited partnership units (the "Units") in the Partnership representing 49.26% of the outstanding Units at March 31, 2007.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 49.26% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

DAVIDSON INCOME REAL ESTATE, L.P.

By: Davidson Diversified Properties, Inc.,
Managing General Partner

Date: May 14, 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: May 14, 2007	By: /s/Stephen B. Waters
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

Date: May 14, 2007

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

Date: May 14, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Davidson Diversified Properties, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Davidson Income Real Estate, L.P. (the "Partnership"), for the quarterly period ended March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: May 14, 2007

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: May 14, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.