Form 10QSB
period 2007-06-30
DAVIDSON INCOME REAL ESTATE LP
filed 2007-08-14
CIK 768598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

DAVIDSON INCOME REAL ESTATE, L.P.

CONSOLIDATED BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

June 30, 2007

Assets
Cash and cash equivalents		$ 2,768
Receivables and deposits		239
Other assets		185
Investment properties:
Land	$ 2,477
Buildings and related personal property	14,558
	17,035
Less accumulated depreciation	(10,191)	6,844
		$ 10,036
Liabilities and Partners' (Deficiency) Capital
Liabilities
Accounts payable		$ 185
Tenant security deposit liabilities		33
Accrued property taxes		164
Other liabilities		134
Due to affiliates (Note C)		172
Deficit in joint venture (Note D)		1,030
Mortgage notes payable		7,141

Partners' (Deficiency) Capital
General partners	$ (737)
Limited partners (26,776 units issued and
outstanding)	1,914	1,177
		$ 10,036

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON INCOME REAL ESTATE, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:		(Restated)		(Restated)

Rental income	$ 583	$ 551	$ 1,162	$ 1,084
Other income	65	52	123	91
Total revenues	648	603	1,285	1,175

Expenses:
Operating	327	276	643	613
General and administrative	52	60	98	101
Depreciation	176	172	351	343
Interest	173	162	344	305
Property taxes	8	89	115	168
Total expenses	736	759	1,551	1,530

Loss before equity in loss of
joint venture and
discontinued operations	(88)	(156)	(266)	(355)
Casualty gain (Note E)	--	183	--	183
Equity in loss of joint venture	(27)	(20)	(43)	(19)
(Loss) income before discontinued
operations	(115)	7	(309)	(191)
Loss from discontinued operations
(Note A and B)	(98)	(62)	(140)	(122)
Gain on sale of discontinued
operations (Note B)	5,716	--	5,716	--
Net income (loss)	$ 5,503	$ (55)	$ 5,267	$ (313)

Net income (loss) allocated to
general partners (3%)	$ 165	$ (1)	$ 158	$ (9)
Net income (loss) allocated to
limited partners (97%)	5,338	(54)	5,109	(304)
	$ 5,503	$ (55)	$ 5,267	$ (313)
Per limited partnership unit:
(Loss) income from continuing
operations	$ (4.19)	$ .26	$(11.21)	$ (6.91)
Loss from discontinued operations	(3.53)	(2.27)	(5.06)	(4.44)
Gain on sale of discontinued
operations	207.07	--	207.07	--
	$199.35	$ (2.01)	$ 190.80	$(11.35)

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON INCOME REAL ESTATE, L.P.

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	26,776	$ 1	$26,776	$26,777

Partners' deficit at
December 31, 2006	26,776	$ (895)	$(3,195)	$(4,090)

Net income for the six months
ended June 30, 2007	--	158	5,109	5,267

Partners' (deficiency) capital
at June 30, 2007	26,776	$ (737)	$ 1,914	$ 1,177

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON INCOME REAL ESTATE, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net (income) loss	$ 5,267	$ (313)
Adjustments to reconcile net income (loss) to net cash
(used in) provided by operating activities:
Casualty gain	--	(183)
Gain on sale of investment property	(5,716)	--
Depreciation	561	562
Loss on extinguishment of debt	9	--
Amortization of loan costs	18	18
Equity in loss of joint venture	43	19
Change in accounts:
Receivables and deposits	(100)	8
Other assets	3	(79)
Accounts payable	49	(28)
Tenant security deposit liabilities	(41)	8
Accrued property taxes	(151)	(100)
Other liabilities	(17)	17
Due to affiliates	(406)	188
Net cash (used in) provided by operating activities	(481)	117

Cash flows from investing activities:
Net proceeds from sale of investment property	8,823	--
Property improvements and replacements	(245)	(558)
Net withdrawals from (deposits to) restricted escrows	6	(24)
Insurance proceeds received	--	217
Net cash provided by (used in) investing activities	8,584	(365)

Cash flows from financing activities:
Payments on mortgage notes payable	(195)	(187)
Repayment of mortgage note payable	(2,611)	--
Advances from affiliates	123	424
Payment on advances from affiliates	(2,931)	--
Net cash (used in) provided by financing activities	(5,614)	237

Net increase (decrease) in cash and cash equivalents	2,489	(11)
Cash and cash equivalents at beginning of period	279	201
Cash and cash equivalents at end of period	$ 2,768	$ 190

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 884	$ 258
Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts
payable	$ 16	$ 13

At December 31, 2006 and 2005, approximately $6,000 and $21,000 of property improvements and replacements were included in accounts payable and are included in property improvements and replacements at June 30, 2007 and 2006, respectively.

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON INCOME REAL ESTATE, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Davidson Income Real Estate, L.P. (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of Davidson Diversified Properties, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ended June 30, 2007, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated statements of operations for both the three and six months ended June 30, 2006 have been restated to reflect the operations of Lakeside Apartments as discontinued operations as a result of the sale of the property on June 29, 2007. The operations of Lakeside Apartments for the three and six months ended June 30, 2007 are included in discontinued operations.

Certain reclassifications have been made to the 2006 balances to conform to the 2007 presentations.

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

In June 2007, the American Institute of Certified Public Accountants (“the AICPA”) issued Statement of Position No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” ("SOP 07-1").  SOP 07-1 provides guidance for determining whether the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” are required to be applied to an entity by clarifying the definition of an investment company and, whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary, or by an investor in the application of the equity method of accounting to an investment company investee.  SOP 07-1 applies to reporting periods beginning on or after December 15, 2007, but earlier adoption is encouraged. The Partnership is currently evaluating the impact, if any, that adoption of SOP 07-1 may have on its consolidated financial statements in the period of adoption.

Note B – Disposition of Investment Property

On June 29, 2007, the Partnership sold one of its investment properties, Lakeside Apartments, to a third party.  In addition to Lakeside Apartments, affiliates of the third party also purchased nine other apartment complexes, all of which were owned by entities affiliated with AIMCO Properties, L.P., an affiliate of the Managing General Partner of the Partnership. The total sales price for Lakeside Apartments and the other properties were approximately $95,800,000 of which approximately $8,850,000 was allocated to Lakeside Apartments.  The net proceeds realized by the Partnership were approximately $8,823,000 after payment of closing costs.  The Partnership used approximately $2,611,000 to repay the mortgage encumbering the property.  The Partnership realized a gain of approximately $5,716,000 as a result of the sale. The property’s operations of approximately $98,000 and $62,000 are shown as loss from discontinued operations for the three months ended June 30, 2007 and 2006, respectively, and include revenues of approximately $366,000 and $330,000, respectively. The property’s operations of approximately $140,000 and $122,000 are shown as loss from discontinued operations for the six months ended June 30, 2007 and 2006, respectively, and include revenues of approximately $700,000 and $632,000, respectively. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $9,000 as a result of the write off of unamortized loan costs of approximately $4,000 and a termination fee of approximately $5,000.  This amount is included in loss from discontinued operations for the three and six months ended June 30, 2007.

Note C – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's investment properties as compensation for providing property management services.  The Partnership paid to such affiliates approximately $97,000 and $88,000 for the six months ended June 30, 2007 and 2006, respectively, which is included in operating expenses and loss from discontinued operations.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $79,000 and $114,000 for the six months ended June 30, 2007 and 2006, respectively, which are included in general and administrative expenses, investment properties and gain on sale of discontinued operations.  The portion of these reimbursements included in investment properties and gain on sale of discontinued operations for the six months ended June 30, 2007 and 2006 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $19,000 and $55,000, respectively. At June 30, 2007, the Partnership owed approximately $172,000 of accrued accountable administrative expenses to an affiliate of the Managing General Partner, which is included in due to affiliates on the accompanying consolidated balance sheet. Subsequent to June 30, 2007 this outstanding balance was paid.

During the six months ended June 30, 2007 an affiliate of the Managing General Partner advanced approximately $123,000 to the Partnership to pay accounts payable and real estate taxes at Covington Pointe Apartments and accounts payable at Lakeside Apartments. During the six months ended June 30, 2006 an affiliate of the Managing General Partner advanced approximately $424,000 to the Partnership to pay accounts payable and capital expenditures at Bexley House Apartments and Covington Pointe Apartments. During the six months ended June 30, 2007, approximately $3,560,000 in outstanding loans and accrued interest were paid from the net proceeds received from the sale of Lakeside Apartments. There were no payments made during the six months ended June 30, 2006. Interest on the advances is charged at prime plus 1%, or 9.25% at June 30, 2007. Interest expense on the advances was approximately $157,000 and $127,000 for the six months ended June 30, 2007 and 2006, respectively.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability, and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the six months ended June 30, 2007, the Partnership was charged by AIMCO and its affiliates approximately $123,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2007 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $92,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2006.

Note D – Deficit in Joint Venture Investment

The Partnership owns a 17.5% interest in the Sterling Crest Joint Venture (the “Joint Venture”) with Davidson Growth Plus, L.P., an affiliate of the Managing General Partner, which owns the remaining 82.5% of the Joint Venture.

There were no distributions received from the Joint Venture during the six months ended June 30, 2007 and 2006.  During the six months ended June 30, 2007 and 2006 the Partnership recognized approximately $43,000 and $19,000 of equity in loss of the Joint Venture, respectively. At June 30, 2007, the Partnership had received distributions and recognized equity in losses of the Joint Venture in excess of its general partnership interest and has an investment deficit of approximately $1,030,000.

The following table represents the net (loss) income of the Sterling Crest Joint Venture for the six months ended June 30, 2007 and 2006 (in thousands):

	Six Months Ended June 30,
	2007	2006

Total revenues	$ 1,260	$ 1,258
Total expenses	(1,501)	(1,364)
Net loss	$ (241)	$ (106)

Note E – Casualty

In December 2005, Bexley House Apartments suffered fire damage to two of its rental units.  Insurance proceeds of approximately $224,000 were received during the year ended December 31, 2006. The Partnership recognized a casualty gain of approximately $191,000 for the year ended December 31, 2006 as a result of the receipt of approximately $224,000 in insurance proceeds net of the write-off of the undepreciated damaged assets of approximately $34,000. During the six months ended June 30, 2006, the Partnership received approximately $217,000 of initial insurance proceeds related to this casualty.

Note F – Contingencies

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. On December 14, 2006, Objector filed his Appellant’s Brief.  The Partnership and its affiliates, as well as counsel for the Settlement Class, both filed Respondents’ Briefs on May 17, 2007.  Objector filed his response on August 3, 2007.  No hearing date has yet been scheduled.

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

Note G – Subsequent Event

Subsequent to June 30, 2007, the Partnership distributed approximately $1,804,000, or $65.35 per limited partnership unit to its partners, of proceeds from the sale of Lakeside Apartments.

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

The Partnership's investment properties consist of two apartment complexes at June 30, 2007.  The following table sets forth the average occupancy of the properties for the six months ended June 30, 2007 and 2006:

	Average Occupancy
Property	2007	2006

Bexley House Apartments	97%	83%
Columbus, Ohio (1)
Covington Pointe Apartments	97%	98%
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

Results of Operations

The Partnership had net income of approximately $5,503,000 and $5,267,000 for the three and six months ended June 30, 2007, respectively, compared to a net loss of approximately $55,000 and $313,000 for the three and six months ended June 30, 2006, respectively.  The increase in net income for both the three and six months ended June 30, 2007 is due to the recognition of a gain on sale of discontinued operations and a decrease in loss from continuing operations partially offset by an increase in loss from discontinued operations and the recognition of a casualty gain at Bexley House Apartments during 2006.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated statements of operations for both the three and six months ended June 30, 2006 have been restated to reflect the operations of Lakeside Apartments as discontinued operations as a result of the sale of the property on June 29, 2007.  The operations of Lakeside Apartments for the three and six months ended June 30, 2007 are included in loss from discontinued operations.

On June 29, 2007, the Partnership sold one of its investment properties, Lakeside Apartments, to a third party.  In addition to Lakeside Apartments, affiliates of the third party also purchased nine other apartment complexes, all of which were owned by entities affiliated with AIMCO Properties, L.P., an affiliate of the Managing General Partner of the Partnership. The total sales price for Lakeside Apartments and the other properties were approximately $95,800,000 of which approximately $8,850,000 was allocated to Lakeside Apartments.  The net proceeds realized by the Partnership were approximately $8,823,000 after payment of closing costs.  The Partnership used approximately $2,611,000 to repay the mortgage encumbering the property.  The Partnership realized a gain of approximately $5,716,000 as a result of the sale. The property’s operations of approximately $98,000 and $62,000 are shown as loss from discontinued operations for the three months ended June 30, 2007 and 2006, respectively, and include revenues of approximately $366,000 and $330,000, respectively. The property’s operations of approximately $140,000 and $122,000 are shown as loss from discontinued operations for the six months ended June 30, 2007 and 2006, respectively, and include revenues of approximately $700,000 and $632,000, respectively. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $9,000 as a result of the write off of unamortized loan costs of approximately $4,000 and a termination fee of approximately $5,000.  This amount is included in loss from discontinued operations for the three and six months ended June 30, 2007.

Excluding the gain on sale and loss from discontinued operations the Partnership had a loss of approximately $115,000 and $309,000 for the three and six months ended June 30, 2007, respectively, compared to income of approximately $7,000 and a loss of approximately $191,000 for the three and six months ended June 30, 2006, respectively.  The increase in loss before discontinued operations for the three months ended June 30, 2007 is due to the recognition of a casualty gain during 2006 and an increase in equity in loss of joint venture partially offset by a decrease in total expenses and an increase in total revenues.  The increase in loss before discontinued operations for the six months ended June 30, 2007 is due to the recognition of a casualty gain during 2006, an increase in equity in loss of joint venture and an increase in total expenses partially offset by an increase in total revenues.

The increase in total revenues for both the three and six months ended June 30, 2007 is due to an increase in both rental and other income.  Rental income increased due to an increase in occupancy at Bexley House Apartments and an increase in the average rental rate at Covington Pointe Apartments partially offset by a decrease in the average rental rate at Bexley House Apartments and occupancy at Covington Pointe Apartments.  Other income increased due to an increase in utility reimbursements at both investment properties.

In December 2005, Bexley House Apartments suffered fire damage to two of its rental units.  Insurance proceeds of approximately $224,000 were received during the year ended December 31, 2006. The Partnership recognized a casualty gain of approximately $191,000 for the year ended December 31, 2006 as a result of the receipt of approximately $224,000 in insurance proceeds net of the write-off of the undepreciated damaged assets of approximately $34,000. During the six months ended June 30, 2006, the Partnership received approximately $217,000 of initial insurance proceeds related to this casualty.

The decrease in total expenses for the three months ended June 30, 2007 is due to a decrease in property tax expense partially offset by increases in operating and interest expenses.  The increase in total expenses for the six months ended June 30, 2007 is due to increases in operating and interest expenses partially offset by a decrease in property tax expense. General and administrative and depreciation expense remained relatively constant for both the three and six months ended June 30, 2007 and 2006.   Operating expense increased for both periods primarily due to increases in property expense partially offset by a decrease in maintenance expense.  Property expense increased due to increases in payroll and benefits.  Maintenance expense decreased due to decreases in contract painting and increases in repairs payroll capitalized.  Interest expense increased for both periods due to an increase in interest on advances from an affiliate of the Managing General Partner as a result of an increase in advances and an increase in the variable interest rate charged on such advances.  The decrease in property tax expense for both periods is due to the receipt of a refund of prior year taxes due to a decrease in the assessed value of Bexley House Apartments during the second quarter of 2007.

Included in general and administrative expense for the six months ended June 30, 2007 and 2006 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The Partnership owns a 17.5% interest in Sterling Crest Joint Venture (the “Joint Venture”). The Partnership recognized equity in loss of the Joint Venture of approximately $43,000 and $19,000 for the six months ended June 30, 2007 and 2006, respectively.

Liquidity and Capital Resources

At June 30, 2007, the Partnership had cash and cash equivalents of approximately $2,768,000 compared to approximately $190,000 at June 30, 2006.  Cash and cash equivalents increased approximately $2,489,000 since December 31, 2006 due to approximately $8,584,000 of cash provided by investing activities partially offset by approximately $5,614,000 of cash used in financing activities and approximately $481,000 of cash used in operating activities.  Cash provided by investing activities consisted of proceeds from the sale of Lakeside Apartments and the receipt of withdrawals from restricted escrows partially offset by property improvements and replacements. Cash used in financing activities consisted of payments of principal on the mortgages encumbering the Partnership’s investment properties, repayment of the mortgage encumbering Lakeside Apartments and payment on advances from an affiliate of the Managing General Partner, partially offset by the receipt of advances from an affiliate of the Managing General Partner.  The Partnership invests its working capital reserves in interest bearing accounts.

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

Lakeside Apartments

During the six months ended June 30, 2007, the Partnership completed approximately $90,000 of capital improvements at Lakeside Apartments, consisting primarily of appliance and floor covering replacements and air conditioning, water and sewer upgrades. These improvements were funded from operating cash flow. The property was sold to a third party on June 29, 2007.

Bexley House Apartments

During the six months ended June 30, 2007, the Partnership completed approximately $27,000 of capital improvements at Bexley House Apartments, consisting primarily of floor covering replacements and grounds lighting upgrades. These improvements were funded from operating cash flow.  The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Covington Pointe Apartments

During the six months ended June 30, 2007, the Partnership completed approximately $138,000 of capital improvements at Covington Pointe Apartments, consisting primarily of roof replacement, recreational facility enhancements, appliance and floor covering replacements, structural upgrades, sprinkler system and irrigation replacements. These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from an affiliate of the Managing General Partner.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership’s investment properties of approximately $7,141,000 is amortized over varying periods, with a balloon payment of approximately $4,416,000 due in July 2010 for Covington Pointe Apartments. The mortgage encumbering Bexley House Apartments matures in July 2021 at which time the loan is scheduled to be fully amortized. The Managing General Partner will attempt to refinance and/or sell Covington Pointe Apartments prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing the property through foreclosure.

No cash distributions were made during the six months ended June 30, 2007 and 2006.  Future cash distributions will depend on the levels of net cash generated from operations, and the timing of debt maturities, property sales and/or refinancings.  The Partnership’s cash available for distribution is reviewed on a monthly basis.  Subsequent to June 30, 2007, the Partnership distributed approximately $1,804,000, or $65.35 per limited partnership unit to its partners, of proceeds from the sale of Lakeside Apartments.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 13,189.50 limited partnership units (the "Units") in the Partnership representing 49.26% of the outstanding Units at June 30, 2007.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 49.26% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. On December 14, 2006, Objector filed his Appellant’s Brief.  The Partnership and its affiliates, as well as counsel for the Settlement Class, both filed Respondents’ Briefs on May 17, 2007.  Objector filed his response on August 3, 2007.  No hearing date has yet been scheduled.

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

DAVIDSON INCOME REAL ESTATE, L.P.

By: Davidson Diversified Properties, Inc.,
Managing General Partner

Date: August 13, 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: August 13, 2007	By: /s/Stephen B. Waters
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

10VV

Contracts related to sale of Lakeside Apartments

(a)

Purchase and Sale Contract between Davidson Income Real Estate, L.P., a Delaware Limited Partnership, and the affiliated Selling Partnerships and Northview Realty Group, Inc., a Canadian corporation, dated May 23, 2007. Filed with Current Report on Form 8-K of Registrant dated May 23, 2007 and incorporated herein by reference.

(b)

Amendment to Purchase and Sale Contract between Davidson Income Real Estate, L.P., a Delaware Limited Partnership, and the affiliated Selling Partnerships and Northview Realty Group, Inc., a Canadian corporation, dated June 5, 2007. Filed with Current Report on Form 8-K of Registrant dated June 13, 2007 and incorporated herein by reference.

(c)

Second Amendment to Purchase and Sale Contract between Davidson Income Real Estate, L.P., a Delaware Limited Partnership, and the affiliated Selling Partnerships and Northview Realty Group, Inc., a Canadian corporation, dated June 6, 2007. Filed with Current Report on Form 8-K of Registrant dated June 13, 2007 and incorporated herein by reference.

(d)

Third Amendment to and Reinstatement of Purchase and Sale Contract between Davidson Income Real Estate, L.P., a Delaware Limited Partnership,  and the affiliated Selling Partnerships and Northview Realty Group, Inc., a Canadian corporation, dated June 15, 2007. Filed with Current Report on Form 8-K of Registrant dated June 13, 2007 and incorporated herein by reference.

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

Date: August 13, 2007

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

Date: August 13, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Davidson Diversified Properties, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Davidson Income Real Estate, L.P. (the "Partnership"), for the quarterly period ended June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: August 13, 2007

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: August 13, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.