Form 10QSB
period 2007-09-30
DAVIDSON INCOME REAL ESTATE LP
filed 2007-11-13
CIK 768598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

DAVIDSON INCOME REAL ESTATE, L.P.

CONSOLIDATED BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

September 30, 2007

Assets
Cash and cash equivalents		$ 807
Receivables and deposits		86
Other assets		164
Investment properties:
Land	$ 2,477
Buildings and related personal property	14,689
	17,166
Less accumulated depreciation	(10,356)	6,810
		$ 7,867
Liabilities and Partners' (Deficiency) Capital
Liabilities
Accounts payable		$ 72
Tenant security deposit liabilities		33
Accrued property taxes		246
Other liabilities		123
Deficit in joint venture (Note D)		1,047
Mortgage notes payable		7,061

Partners' (Deficiency) Capital
General partners	$ (794)
Limited partners (26,776 units issued and
outstanding)	79	(715)
		$ 7,867

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON INCOME REAL ESTATE, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		(Restated)		(Restated)
Revenues:
Rental income	$ 588	$ 564	$ 1,750	$ 1,648
Other income	64	48	187	139
Total revenues	652	612	1,937	1,787

Expenses:
Operating	334	284	977	897
General and administrative	50	31	148	132
Depreciation	177	174	528	517
Interest	92	169	436	474
Property taxes	86	79	201	247
Total expenses	739	737	2,290	2,267

Loss before equity in loss of
joint venture and discontinued
operations	(87)	(125)	(353)	(480)
Casualty gains (Note E)	16	--	16	183
Equity in loss of joint venture	(17)	(20)	(60)	(39)
Loss before discontinued operations	(88)	(145)	(397)	(336)
Loss from discontinued operations
(Notes A and B)	--	(44)	(140)	(166)
Gain on sale of discontinued
operations (Note B)	--	--	5,716	--
Net (loss) income	$ (88)	$ (189)	$ 5,179	$ (502)

Net (loss) income allocated to
general partners (3%)	$ (3)	$ (6)	$ 155	$ (15)
Net (loss) income allocated to
limited partners (97%)	(85)	(183)	5,024	(487)
	$ (88)	$ (189)	$ 5,179	$ (502)

Per limited partnership unit:
Loss from continuing operations	$ (3.17)	$ (5.27)	$(14.38)	$(12.18)
Loss from discontinued operations	--	(1.57)	(5.06)	(6.01)
Gain on sale of discontinued
operations	--	--	207.07	--
	$ (3.17)	$ (6.84)	$187.63	$(18.19)

Distributions per limited
partnership Unit	$ 65.36	$ --	$ 65.36	$ --

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON INCOME REAL ESTATE, L.P.

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	26,776	$ 1	$26,776	$26,777

Partners' deficit at
December 31, 2006	26,776	$ (895)	$(3,195)	$(4,090)

Distributions to partners	--	(54)	(1,750)	(1,804)

Net income for the nine months
ended September 30, 2007	--	155	5,024	5,179

Partners' (deficiency) capital at
September 30, 2007	26,776	$ (794)	$ 79	$ (715)

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON INCOME REAL ESTATE, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$ 5,179	$ (502)
Adjustments to reconcile net income (loss) to net cash
(used in) provided by operating activities:
Casualty gain	(16)	(183)
Gain on sale of investment property	(5,716)	--
Depreciation	738	846
Loss on extinguishment of debt	9	--
Amortization of loan costs	23	27
Equity in loss of joint venture	60	39
Change in accounts:
Receivables and deposits	53	9
Other assets	19	(49)
Accounts payable	(53)	(38)
Tenant security deposit liabilities	(41)	9
Accrued property taxes	(69)	3
Other liabilities	(28)	34
Due to affiliates	(578)	225
Net cash (used in) provided by operating activities	(420)	420

Cash flows from investing activities:
Net proceeds from sale of investment property	8,823	--
Property improvements and replacements	(402)	(704)
Net withdrawals from (deposits to) restricted escrows	6	(43)
Insurance proceeds received	19	217
Net cash provided by (used in) investing activities	8,446	(530)

Cash flows from financing activities:
Payments on mortgage notes payable	(275)	(282)
Repayments of mortgage note payable	(2,611)	--
Distributions to partners	(1,804)	--
Advances from affiliates	123	424
Payment on advances from affiliates	(2,931)	--
Net cash (used in) provided by financing activities	(7,498)	142

Net increase in cash and cash equivalents	528	32
Cash and cash equivalents at beginning of period	279	201

Cash and cash equivalents at end of period	$ 807	$ 233

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 985	$ 395

Supplemental disclosure of non-cash flow activity:
Property improvements and replacements in accounts
payable	$ 5	$ 25

At December 31, 2006 and 2005, approximately $6,000 and $21,000 of property improvements and replacements were included in accounts payable and are included in property improvements and replacements at September 30, 2007 and 2006, respectively.

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON INCOME REAL ESTATE, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Davidson Income Real Estate, L.P. (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of Davidson Diversified Properties, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended September 30, 2007, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated statements of operations for both the three and nine months ended September 30, 2006 have been restated to reflect the operations of Lakeside Apartments as discontinued operations as a result of the sale of the property on June 29, 2007. The operations of Lakeside Apartments for the three and nine months ended September 30, 2007 are included in discontinued operations.

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

In June 2007, the American Institute of Certified Public Accountants (“the AICPA”) issued Statement of Position No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” ("SOP 07-1").  SOP 07-1 provides guidance for determining whether the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” are required to be applied to an entity by clarifying the definition of an investment company and, whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary, or by an investor in the application of the equity method of accounting to an investment company investee.  SOP 07-1 applies to reporting periods beginning on or after December 15, 2007; however, the FASB has decided to issue an exposure draft that would indefinitely delay the effective date of SOP 07-1 until the FASB can reassess the provisions of SOP 07-1. The Partnership is currently evaluating the impact, if any, that adoption of SOP 07-1 may have on its consolidated financial statements in the period of adoption.

Note B – Disposition of Investment Property

On June 29, 2007, the Partnership sold one of its investment properties, Lakeside Apartments, to a third party.  In addition to Lakeside Apartments, affiliates of the third party also purchased nine other apartment complexes, all of which were owned by entities affiliated with AIMCO Properties, L.P., an affiliate of the Managing General Partner of the Partnership. The total sales price for Lakeside Apartments and the other properties were approximately $95,800,000 of which approximately $8,850,000 was allocated to Lakeside Apartments.  The net proceeds realized by the Partnership were approximately $8,823,000 after payment of closing costs.  The Partnership used approximately $2,611,000 to repay the mortgage encumbering the property.  The Partnership realized a gain of approximately $5,716,000 for the nine months ended September 30, 2007, as a result of the sale. The property’s operations of approximately zero and $44,000 are shown as loss from discontinued operations for the three months ended September 30, 2007 and 2006, respectively, and include revenues of approximately zero and $328,000, respectively. The property’s operations of approximately $140,000 and $166,000 are shown as loss from discontinued operations for the nine months ended September 30, 2007 and 2006, respectively, and include revenues of approximately $700,000 and $960,000, respectively. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $9,000 as a result of the write off of unamortized loan costs of approximately $4,000 and a termination fee of approximately $5,000.  This amount is included in loss from discontinued operations for the nine months ended September 30, 2007.

Note C – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's investment properties as compensation for providing property management services.  The Partnership paid to such affiliates approximately $130,000 and $135,000 for the nine months ended September 30, 2007 and 2006, respectively, which is included in operating expenses and loss from discontinued operations.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $112,000 and $131,000 for the nine months ended September 30, 2007 and 2006, respectively, which are included in general and administrative expenses, investment properties and gain on sale of discontinued operations.  The portion of these reimbursements included in investment properties and gain on sale of discontinued operations for the nine months ended September 30, 2007 and 2006 are construction management services provided by an affiliate of the Managing General Partner of approximately $25,000 and $59,000, respectively.

During the nine months ended September 30, 2007 an affiliate of the Managing General Partner advanced approximately $123,000 to the Partnership to pay accounts payable and real estate taxes at Covington Pointe Apartments and accounts payable at Lakeside Apartments. During the nine months ended September 30, 2006 an affiliate of the Managing General Partner advanced approximately $424,000 to the Partnership to pay accounts payable and capital expenditures at Bexley House Apartments and Covington Pointe Apartments. During the nine months ended September 30, 2007, approximately $3,560,000 in outstanding loans and accrued interest were paid from the net proceeds received from the sale of Lakeside Apartments. There were no payments made during the nine months ended September 30, 2006. Interest on the advances is charged at prime plus 1%. Interest expense on the advances was approximately $157,000 and $200,000 for the nine months ended September 30, 2007 and 2006, respectively.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability, and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the nine months ended September 30, 2007 and 2006, the Partnership was charged by AIMCO and its affiliates approximately $125,000 and $92,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note D – Deficit in Joint Venture Investment

The Partnership owns a 17.5% interest in the Sterling Crest Joint Venture (the “Joint Venture”) with Davidson Growth Plus, L.P., an affiliate of the Managing General Partner, which owns the remaining 82.5% of the Joint Venture.

There were no distributions received from the Joint Venture during the nine months ended September 30, 2007 and 2006. During the nine months ended September 30, 2007 and 2006 the Partnership recognized approximately $60,000 and $39,000 of equity in loss of the Joint Venture, respectively. At September 30, 2007, the Partnership had received distributions and recognized equity in losses of the Joint Venture in excess of its general partnership interest and has an investment deficit of approximately $1,047,000.

The following table represents the net loss of the Sterling Crest Joint Venture for the nine months ended September 30, 2007 and 2006 (in thousands):

	Nine months ended September 30,
	2007	2006

Total revenues	$ 1,891	$ 1,893
Total expenses	(2,231)	(2,119)
Net loss	$ (340)	$ (226)

Note E – Casualty Gains

In May 2007, Covington Pointe suffered damages to two of its rental units as a result of vandalism and water damage. Insurance proceeds of approximately $19,000 were received during the three and nine months ended September 30, 2007. The Partnership recognized a casualty gain of approximately $16,000 for the three and nine months ended September 30, 2007 as a result of the receipt of approximately $19,000 in insurance proceeds net of the write-off of the undepreciated damaged assets of approximately $3,000.

In December 2005, Bexley House Apartments suffered fire damage to two of its rental units.  Insurance proceeds of approximately $224,000 were received during the year ended December 31, 2006. The Partnership recognized a casualty gain of approximately $191,000 for the year ended December 31, 2006 as a result of the receipt of approximately $224,000 in insurance proceeds net of the write-off of the undepreciated damaged assets of approximately $34,000. During the nine months ended September 30, 2006, the Partnership received approximately $217,000 of initial insurance proceeds related to this casualty.

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

The Partnership's investment properties consist of two apartment complexes at September 30, 2007.  The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2007 and 2006:

	Average Occupancy
Property	2007	2006

Bexley House Apartments	97%	88%
Columbus, Ohio (1)
Covington Pointe Apartments	98%	97%
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

Results of Operations

The Partnership had a net loss of approximately $88,000 and net income of approximately $5,179,000 for the three and nine months ended September 30, 2007, respectively, compared to a net loss of approximately $189,000 and $502,000 for the three and nine months ended September 30, 2006, respectively. The decrease in net loss for the three months ended September 30, 2007 was due to an increase in total revenues, the recognition of a casualty gain and a decrease in loss from discontinued operations.  The increase in net income for the nine months ended September 30, 2007 is due to the recognition of a gain on sale of discontinued operations and a decrease in loss from continuing operations partially offset by the recognition of a casualty gain at Bexley House Apartments during 2006.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated statements of operations for both the three and nine months ended September 30, 2006 have been restated to reflect the operations of Lakeside Apartments as discontinued operations as a result of the sale of the property on June 29, 2007.  The operations of Lakeside Apartments for the three and nine months ended September 30, 2007 are included in loss from discontinued operations.

On June 29, 2007, the Partnership sold one of its investment properties, Lakeside Apartments, to a third party.  In addition to Lakeside Apartments, affiliates of the third party also purchased nine other apartment complexes, all of which were owned by entities affiliated with AIMCO Properties, L.P., an affiliate of the Managing General Partner of the Partnership. The total sales price for Lakeside Apartments and the other properties were approximately $95,800,000 of which approximately $8,850,000 was allocated to Lakeside Apartments.  The net proceeds realized by the Partnership were approximately $8,823,000 after payment of closing costs.  The Partnership used approximately $2,611,000 to repay the mortgage encumbering the property.  The Partnership realized a gain of approximately $5,716,000 for the nine months ended September 30, 2007, as a result of the sale. The property’s operations of approximately zero and $44,000 are shown as loss from discontinued operations for the three months ended September 30, 2007 and 2006, respectively, and include revenues of approximately zero and $328,000, respectively. The property’s operations of approximately $140,000 and $166,000 are shown as loss from discontinued operations for the nine months ended September 30, 2007 and 2006, respectively, and include revenues of approximately $700,000 and $960,000, respectively. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $9,000 as a result of the write off of unamortized loan costs of approximately $4,000 and a termination fee of approximately $5,000.  This amount is included in loss from discontinued operations for the nine months ended September 30, 2007.

Excluding the gain on sale and loss from discontinued operations, the Partnership had a loss of approximately $88,000 and $397,000 for the three and nine months ended September 30, 2007, respectively, compared to a loss of approximately $145,000 and $336,000 for the three and nine months ended September 30, 2006, respectively.  The decrease in loss before discontinued operations for the three months ended September 30, 2007 is due to an increase in total revenues and the recognition of a casualty gain, partially offset by an increase in total expenses.  The increase in loss before discontinued operations for the nine months ended September 30, 2007 is due to an increase in total expenses, an increase in equity in loss of joint venture and a decrease in the recognition of casualty gains partially offset by an increase in total revenues.

The increase in total revenues for both the three and nine months ended September 30, 2007 is due to increases in both rental income and other income.  Rental income increased due to an increase in occupancy at Bexley House Apartments and an increase in the average rental rate at Covington Pointe Apartments and Bexley House Apartments.  Other income increased due to an increase in utility reimbursements at both investment properties and an increase in interest income.

In May 2007, Covington Pointe suffered damages to two of its rental units as a result of vandalism and water damage. Insurance proceeds of approximately $19,000 were received during the three and nine months ended September 30, 2007. The Partnership recognized a casualty gain of approximately $16,000 for the three and nine months ended September 30, 2007 as a result of the receipt of approximately $19,000 in insurance proceeds net of the write-off of the undepreciated damaged assets of approximately $3,000.

In December 2005, Bexley House Apartments suffered fire damage to two of its rental units.  Insurance proceeds of approximately $224,000 were received during the year ended December 31, 2006. The Partnership recognized a casualty gain of approximately $191,000 for the year ended December 31, 2006 as a result of the receipt of approximately $224,000 in insurance proceeds net of the write-off of the undepreciated damaged assets of approximately $34,000. During the nine months ended June 30, 2006, the Partnership received approximately $217,000 of initial insurance proceeds related to this casualty.

The increase in total expenses for the three months ended September 30, 2007 is due to an increase in both operating and general and administrative expenses partially offset by a decrease in interest expense.  Depreciation and property tax expenses remained relatively constant for the comparable period.  The increase in total expenses for the nine months ended September 30, 2007 is due to an increase in both operating and general administrative expenses partially offset by a decrease in both property tax and interest expenses.  Depreciation expense remained relatively constant for the comparable period.   The increase in operating expense for both the three and nine months ended September 30, 2007 is due to increases in property and administrative expenses.  Property expense increased due to training costs as well as payroll and benefit costs.  Administrative expense increased due to an increase in costs associated with appealing the property taxes for Bexley House Apartments. The decrease in interest expense for both the three and nine months ended September 30, 2007 is due to a decrease in interest on advances from an affiliate as a result of the advances being fully repaid at the end of the second quarter of 2007.  The decrease in property tax expense for the nine months ended September 30, 2007 is due to the receipt of a refund of prior year taxes due to a decrease in the assessed value of Bexley House Apartments during the second quarter of 2007.

General and administrative expense increased for both the three and nine months ended September 30, 2007 due to an increase in the costs included in the reimbursements to an affiliate of the Managing General Partner.  Included in general and administrative expense for the nine months ended September 30, 2007 and 2006 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The Partnership owns a 17.5% interest in Sterling Crest Joint Venture (the “Joint Venture”). The Partnership recognized equity in loss of the Joint Venture of approximately $60,000 and $39,000 for the nine months ended September 30, 2007 and 2006, respectively.

Liquidity and Capital Resources

At September 30, 2007, the Partnership had cash and cash equivalents of approximately $807,000 compared to approximately $233,000 at September 30, 2006.  Cash and cash equivalents increased approximately $528,000 since December 31, 2006 due to approximately $8,446,000 of cash provided by investing activities partially offset by approximately $7,498,000 of cash used in financing activities and approximately $420,000 of cash used in operating activities.  Cash provided by investing activities consisted of proceeds from the sale of Lakeside Apartments, insurance proceeds received and the receipt of withdrawals from restricted escrows partially offset by property improvements and replacements. Cash used in financing activities consisted of payments of principal on the mortgages encumbering the Partnership’s investment properties, repayment of the mortgage encumbering Lakeside Apartments, distributions of proceeds from the sale of Lakeside Apartments to limited partners and payment on advances from an affiliate of the Managing General Partner partially offset by the receipt of advances from an affiliate of the Managing General Partner.  The Partnership invests its working capital reserves in interest bearing accounts.

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

Lakeside Apartments

During the nine months ended September 30, 2007, the Partnership completed approximately $90,000 of capital improvements at Lakeside Apartments, consisting primarily of appliance and floor covering replacements and air conditioning, water and sewer upgrades.  These improvements were funding from operating cash flow.  The property was sold to a third party on June 29, 2007.

Bexley House Apartments

During the nine months ended September 30, 2007, the Partnership completed approximately $62,000 of capital improvements at Bexley House Apartments, consisting primarily of washer/dryer replacements, parking lot resurfacing, grounds lighting enhancements, recreational facility enhancements and floor covering replacements. These improvements were funded from operating cash flow.  The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Covington Pointe Apartments

During the nine months ended September 30, 2007, the Partnership completed approximately $249,000 of capital improvements at Covington Pointe Apartments, consisting primarily of air conditioning replacements, kitchen and bath resurfacing, roof replacements, water heater replacements, appliance upgrades and floor covering replacements. These improvements were funded from operating cash flow, insurance proceeds and advances from an affiliate of the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from an affiliate of the Managing General Partner.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership’s investment properties of approximately $7,061,000 is amortized over varying periods, with a balloon payment of approximately $4,416,000 due in July 2010 for Covington Pointe Apartments. The mortgage encumbering Bexley House Apartments matures in July 2021 at which time the loan is scheduled to be fully amortized. The Managing General Partner will attempt to refinance and/or sell Covington Pointe Apartments prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing the property through foreclosure.

The Partnership distributed the following amounts during the nine months ended September 30, 2007 and 2006 (in thousands, except per unit data):

	Nine Months		Nine Months
	Ended	Per Limited	Ended	Per Limited
	September 30,	Partnership	September 30,	Partnership
	2007	Unit	2006	Unit

Sale (1)	$1,804	$65.36	$ --	$ --

(1)

Distribution consists of sale proceeds from the June 2007 sale of Lakeside Apartments.

Future cash distributions will depend on the levels of net cash generated from operations, and the timing of debt maturities, property sales and/or refinancings.  The Partnership’s cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after capital expenditures to permit additional distributions to its partners during the remainder of 2007 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 13,206.50 limited partnership units (the "Units") in the Partnership representing 49.32% of the outstanding Units at September 30, 2007.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 49.32% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

DAVIDSON INCOME REAL ESTATE, L.P.

By: Davidson Diversified Properties, Inc.,
Managing General Partner

Date: November 13, 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: November 13, 2007	By: /s/Stephen B. Waters
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