Form 10KSB
period 2007-12-31
DAVIDSON INCOME REAL ESTATE LP
filed 2008-03-31
CIK 768598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Units of Limited Partnership
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ]  No[X]

State issuer's revenues for its most recent fiscal year.  $3,295,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2007.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (Check one):  Yes [ ]; No [X]

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and, in addition, will be affected by a variety of risks and factors that are beyond the Partnership’s control including, without limitation: natural disasters such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s properties and interpretations of those regulations; the competitive environment in which the Partnership operates; financing risks, including the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risks; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership.   Readers should carefully review the Partnership’s consolidated financial statements and the notes thereto, as well as the section entitled “Risk Factors” described in Item 1 of this Annual Report and the other documents the Partnership files from time to time with the Securities and Exchange Commission.

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

The offering of the Partnership's limited partnership units ("Units") commenced on July 26, 1985, and terminated on May 30, 1986.  The Partnership received gross proceeds from the offering of $26,776,000 and net proceeds of $25,700,160.  All of the net proceeds of the offering were invested in four residential properties, one of which was sold in 2003 and one of which was sold in June 2007, and in a 17.5% joint venture interest which owns one residential property.  See "Item 2. Description of Properties" for a description of the Partnership's properties.

The Partnership has no employees.  Management and administrative services are provided by the Managing General Partner and by agents retained by the Managing General Partner. An affiliate of the Managing General Partner provides property management services at the Partnership’s properties.

Risk Factors

The risk factors noted in this section and other factors noted throughout this Report describe certain risks and uncertainties that could cause the Partnership’s actual results to differ materially from those contained in any forward-looking statement.

Failure to generate sufficient net operating income may limit the Partnership’s ability to pay distributions.

The Partnership’s ability to make distributions to its investors depends on its ability to generate net operating income in excess of required debt payments and capital expenditure requirements. Net operating income may be adversely affected by events or conditions beyond the Partnership’s control, including:

•

the general economic climate;

•

competition from other apartment communities and other housing options;

•

local conditions, such as loss of jobs or an increase in the supply of apartments, that might adversely affect apartment occupancy or rental rates;

•

changes in governmental regulations and the related cost of compliance;

•

increases in operating costs (including real estate taxes) due to inflation and other factors, which may not be offset by increased rents;

•

changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multifamily housing; and

•

changes in interest rates and the availability of financing.

The Partnership’s existing and future debt financing could render it unable to operate, result in foreclosure on its properties or prevent it from making distributions on its equity.

The Partnership’s strategy is generally to incur debt to increase the return on its equity while maintaining acceptable interest coverage ratios. Payments of principal and interest may leave the Partnership with insufficient cash resources to operate its properties or pay distributions.  The Partnership is also subject to the risk that its cash flow from operations will be insufficient to make required payments of principal and interest, and the risk that existing indebtedness may not be refinanced or that the terms of any refinancing will not be as favorable as the terms of existing indebtedness. If the Partnership fails to make required payments of principal and interest on secured debt, its lenders could foreclose on the properties securing such debt, which would result in loss of income and asset value to the Partnership.

Competition could limit the Partnership’s ability to lease apartments or increase or maintain rents.

The Partnership’s apartment properties compete for residents with other housing alternatives, including other rental apartments, condominiums and single-family homes that are available for rent, as well as new and existing condominiums and single-family homes for sale. Competitive residential housing in such market area could adversely affect the Partnership’s ability to lease apartments and to increase or maintain rental rates.

Laws benefiting disabled persons may result in the Partnership’s incurrence of unanticipated expenses.

Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990, to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership’s properties, or restrict renovations of the properties. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Partnership believes that its properties are substantially in compliance with present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

Potential liability or other expenditures associated with potential environmental contamination may be costly.

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of properties, the Partnership could potentially be liable for environmental liabilities or costs associated with its properties.

Moisture infiltration and resulting mold remediation may be costly.

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

On June 29, 2007, the Partnership sold one of its investment properties, Lakeside Apartments, to a third party.  In addition to Lakeside Apartments, affiliates of the third party also purchased nine other apartment complexes, all of which were owned by entities affiliated with AIMCO Properties, L.P., an affiliate of the Managing General Partner of the Partnership. The total sales price for Lakeside Apartments and the other properties was approximately $95,800,000 of which approximately $8,850,000 was allocated to Lakeside Apartments.  The net proceeds realized by the Partnership were approximately $8,823,000 after payment of closing costs. The Partnership used approximately $2,611,000 to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $5,753,000 for the year ended December 31, 2007, as a result of the sale. The property’s operations of approximately $167,000 and $211,000 are shown as loss from discontinued operations for the years ended December 31, 2007 and 2006, respectively, and include revenues of approximately $700,000 and $1,300,000, respectively. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $9,000 as a result of the write off of unamortized loan costs of approximately $4,000 and a termination fee of approximately $5,000.  This amount is included in loss from discontinued operations for the year ended December 31, 2007.

Schedule of Properties

Set forth below for each of the Partnership's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation, and Federal tax basis.

	Gross
	Carrying	Accumulated	Depreciable	Method of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)

Bexley House Apartments	$ 5,614	$ 3,012	5-30 yrs	S/L	$ 2,252
Covington Pointe
Apartments	11,640	7,528	5-30 yrs	S/L	5,284
	$17,254	$10,540			$ 7,536

See "Note A" to the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.

	Principal				Principal
	Balance At	Stated			Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2007	Rate	Amortized	Date	Maturity (2)
	(in thousands)				(in thousands)

Bexley House Apartments
1st mortgage	$ 1,943	7.32% (1)	20 years	01/01/21	$ --
Covington Pointe Apartments
1st mortgage	5,037	3.81% (1)	20 years	07/01/10	4,416

Total	$ 6,980				$ 4,416

(1)

Fixed rate mortgage.

(2)

See "Note C" of the consolidated financial statements in "Item 7. Financial Statements" for information with respect to the Partnership's ability to prepay these loans and other details about the loans.

Schedule of Rental Rates and Occupancy

Average annual rental rates and occupancy for 2007 and 2006 for each property were:

	Average Annual		Average
	Rental Rates		Occupancy
	(per Unit)
Property	2007	2006	2007	2006
Bexley House Apartments (1)	$11,877	$11,602	97%	90%
Covington Pointe Apartments	9,232	8,889	97%	98%

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

Schedule of Real Estate Taxes and Rates

Real estate taxes and rates in 2007 for each property were:

	2007	2007
	Billings	Rates
	(in thousands)
Bexley House Apartments	$ 90	9.14%
Covington Pointe Apartments	$189	2.52%

Capital Improvements

Lakeside Apartments

During the year ended December 31, 2007, the Partnership completed approximately $90,000 of capital improvements at Lakeside Apartments, consisting primarily of appliance and floor covering replacements and air conditioning, water and sewer upgrades.  These improvements were funding from operating cash flow.  The property was sold to a third party on June 29, 2007.

Bexley House Apartments

During the year ended December 31, 2007, the Partnership completed approximately $72,000 of capital improvements at Bexley House Apartments, consisting primarily of washer/dryer replacements, parking lot resurfacing, building improvements, grounds lighting enhancements, recreational facility enhancements and floor covering replacements. These improvements were funded from operating cash flow.  The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Covington Pointe Apartments

During the year ended December 31, 2007, the Partnership completed approximately $327,000 of capital improvements at Covington Pointe Apartments, consisting primarily of air conditioning replacements, kitchen and bath resurfacing, roof replacements, water heater replacements, appliance upgrades and floor covering replacements. These improvements were funded from operating cash flow, insurance proceeds and advances from an affiliate of the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing.  Appellant has until April 1, 2008 to file a Petition for Review with the California Supreme Court.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

Item 4.

Submission of Matters to a Vote of Security Holders

During the year ended December 31, 2007, no matters were submitted to a vote of unit holders through the solicitation of proxies or otherwise.

PART II

Item 5.

Market for the Partnership’s Equity and Related Partner Matters

The Partnership, a publicly held limited partnership, sold 26,776 limited partnership units (the "Units") aggregating $26,776,000 during its offering period. As of December 31, 2007, there are 1,365 holders of record owning an aggregate of 26,776 Units.  Affiliates of the Managing General Partner owned 13,206.50 Units or 49.32% of the outstanding Units as of December 31, 2007.  No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership distributed the following amounts during the years ended December 31, 2007 and 2006 (in thousands, except per unit data):

	Year Ended		Year Ended
	December 31,	Per Limited Unit	December 31,	Per Limited Unit
	2007	Partnership	2006	Partnership

Sale (1)	$1,804	$ 65.36	$ --	$ --

(1)

Distribution consists of sale proceeds from the June 2007 sale of Lakeside Apartments.

Future cash distributions will depend on the level of net cash generated from operations and the timing of debt maturities, refinancings, and/or property sales.  The Partnership's cash available for distribution is reviewed on a monthly basis.  There can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures, to permit further distributions to its partners in 2008 or subsequent periods.  See "Item 2. – Description of Property – Capital Improvements" for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 13,206.50 Units in the Partnership representing 49.32% of the outstanding Units at December 31, 2007.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 49.32% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Results of Operations

The Partnership had net income of approximately $5,133,000 for the year ended December 31, 2007 compared to a net loss of approximately $683,000 for the year ended December 31, 2006. The increase in net income is due to the recognition of a gain on sale of discontinued operations, a decrease in loss from discontinued operations, an increase in total revenues and a decrease in total expenses, partially offset by a decrease in the recognition of casualty gains between 2007 and 2006.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the consolidated statements of operations for the year ended December 31, 2006 have been restated to reflect the operations of Lakeside Apartments as discontinued operations as a result of the sale of the property on June 29, 2007.  The operations of Lakeside Apartments for the years ended December 31, 2007 and 2006 are included in loss from discontinued operations.

On June 29, 2007, the Partnership sold one of its investment properties, Lakeside Apartments, to a third party.  In addition to Lakeside Apartments, affiliates of the third party also purchased nine other apartment complexes, all of which were owned by entities affiliated with AIMCO Properties, L.P., an affiliate of the Managing General Partner of the Partnership. The total sales price for Lakeside Apartments and the other properties was approximately $95,800,000 of which approximately $8,850,000 was allocated to Lakeside Apartments.  The net proceeds realized by the Partnership were approximately $8,823,000 after payment of closing costs. The Partnership used approximately $2,611,000 to repay the mortgage encumbering the property.  The Partnership realized a gain of approximately $5,753,000 for the year ended December 31, 2007, as a result of the sale. The property’s operations of approximately $167,000 and $211,000 are shown as loss from discontinued operations for the years ended December 31, 2007 and 2006, respectively, and include revenues of approximately $700,000 and $1,300,000, respectively. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $9,000 as a result of the write off of unamortized loan costs of approximately $4,000 and a termination fee of approximately $5,000.  This amount is included in loss from discontinued operations for the year ended December 31, 2007.

Total revenues increased for the year ended December 31, 2007 due to increases in both rental and other income. Rental income increased due to an increase in the average rental rates at both Covington Pointe Apartments and Bexley House Apartments and an increase in occupancy at Bexley House Apartments partially offset by a decrease in occupancy at Covington Pointe Apartments. Other income increased due to an increase in utility reimbursements at both investment properties and an increase in interest income.

In May 2007, Covington Pointe suffered damages to two of its rental units as a result of vandalism and water damage.  Insurance proceeds of approximately $19,000 were received during the year ended December 31, 2007. The Partnership recognized a casualty gain of approximately $16,000 for the year ended December 31, 2007 as a result of the receipt of approximately $19,000 in insurance proceeds net of the write-off of the undepreciated damaged assets of approximately $3,000.

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

The decrease in total expenses for the year ended December 31, 2007 is due to decreases in interest and property tax expenses partially offset by an increase in operating expense. General and administrative and depreciation expenses remained relatively constant for the comparable periods. The decrease in interest expense is due to decreases in interest on advances from an affiliate of the Managing General Partner as a result of the advances being fully repaid at the end of the second quarter of 2007. The decrease in property tax expense for the year ended December 31, 2007 is due to the receipt of a refund of prior year taxes due to a decrease in the assessed value of Bexley House Apartments during the second quarter of 2007 in addition to a reduced assessed value for 2007.  The increase in operating expenses is due to increases in property, administrative and maintenance expenses offset by a decrease in insurance expense.  Property expense increased due to increases in payroll costs at Covington Pointe Apartments offset by a decrease in utility costs at Bexley House Apartments.  Administrative expenses increased due to increases in costs associated with appealing the property taxes at Bexley House Apartments and personnel costs at Covington Pointe Apartments.  Maintenance expense increased primarily due to increases in casualty repair costs at Covington Pointe Apartments.  Insurance expense decreased due to a decrease in hazard insurance premiums at both investment properties.

Included in general and administrative expense for the years ended December 31, 2007 and 2006 are management reimbursements to an affiliate of the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The Partnership owns a 17.5% interest in Sterling Crest Joint Venture (the “Joint Venture”). The Partnership recognized equity in loss of the joint venture of approximately $68,000 for the year ended December 31, 2007 compared to approximately $56,000 for the year ended December 31, 2006.

Liquidity and Capital Resources

At December 31, 2007 the Partnership had cash and cash equivalents of approximately $841,000 compared to approximately $279,000 at December 31, 2006. Cash and cash equivalents increased approximately $562,000 since December 31, 2006 due to approximately $8,356,000 of cash provided by investing activities partially offset by approximately $7,579,000 of cash used in financing activities and approximately $215,000 of cash used in operating activities. Cash provided by investing activities consisted of proceeds from the sale of Lakeside Apartments, insurance proceeds received and the receipt of net withdrawals from restricted escrows partially offset by property improvements and replacements. Cash used in financing activities consisted of payments of principal on the mortgages encumbering the Partnership’s investment properties, repayment of the mortgage encumbering Lakeside Apartments, distributions of proceeds from the sale of Lakeside Apartments to partners and repayment of advances from an affiliate of the Managing General Partner partially offset by the receipt of advances from an affiliate of the Managing General Partner. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements.  The Managing General Partner monitors developments in the area of legal and regulatory compliance.  The Partnership regularly evaluates the capital improvement needs of the properties. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008.  Such capital expenditures will depend on the physical condition of the properties as well as anticipated cash flow generated by the properties.  Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., an affiliate of the Managing General Partner, although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.  To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's investment properties of approximately $6,980,000 is amortized over varying periods, with a balloon payment of approximately $4,416,000 due in July 2010 for Covington Pointe Apartments. The debt encumbering Bexley House Apartments matures in January 2021 at which time the loan is scheduled to be fully amortized. The Managing General Partner will attempt to refinance and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

The Partnership distributed the following amounts during the year ended December 31, 2007 (in thousands, except per unit data):

	Year Ended	Per Limited	Year Ended	Per Limited
	December 31,	Partnership	December 31,	Partnership
	2007	Unit	2006	Unit

Sale (1)	$1,804	$65.36	$ --	$ --

(1)

Distribution consists of sale proceeds from the June 2007 sale of Lakeside Apartments.

Future cash distributions will depend on the levels of net cash generated from operations, and the timing of debt maturities, property sales and/or refinancings.  The Partnership’s cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after capital expenditures to permit additional distributions to its partners during 2008 or subsequent periods.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 13,206.50 limited partnership units (the "Units") in the Partnership representing 49.32% of the outstanding Units at December 31, 2007.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 49.32% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Financial Statements

DAVIDSON INCOME REAL ESTATE, L.P.

LIST OF CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet - December 31, 2007

Consolidated Statements of Operations - Years ended December 31, 2007 and 2006, as restated

Consolidated Statements of Changes in Partners' (Deficiency) Capital - Years ended December 31, 2007 and 2006

Consolidated Statements of Cash Flows - Years ended December 31, 2007 and 2006

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Davidson Income Real Estate, L.P.

We have audited the accompanying consolidated balance sheet of Davidson Income Real Estate, L.P. as of December 31, 2007, and the related consolidated statements of operations, changes in partners' (deficiency) capital, and cash flows for each of the two years in the period ended December 31, 2007.  These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Davidson Income Real Estate, L.P. at December 31, 2007, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 28, 2008

DAVIDSON INCOME REAL ESTATE, L.P.

CONSOLIDATED BALANCE SHEET
(in thousands, except unit data)

December 31, 2007

Assets
Cash and cash equivalents		$ 841
Receivables and deposits		78
Other assets		141
Investment properties (Notes C, G and H):
Land	$ 2,477
Buildings and related personal property	14,777
	17,254
Less accumulated depreciation	(10,540)	6,714
		$ 7,774
Liabilities and Partners' (Deficiency) Capital
Liabilities
Accounts payable		$ 43
Tenant security deposit liabilities		34
Accrued property taxes		279
Other liabilities		144
Mortgage notes payable (Note C)		6,980
Deficit in joint venture investment (Note B)		1,055

Partners' (Deficiency) Capital
General partners	$ (795)
Limited partners (26,776 units issued and
outstanding)	34	(761)
		$ 7,774

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON INCOME REAL ESTATE, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)

	Years Ended December 31,
	2007	2006
		(Restated)
Revenues:
Rental income	$ 2,339	$ 2,220
Other income	256	193
Total revenues	2,595	2,413

Expenses:
Operating	1,346	1,197
General and administrative	186	177
Depreciation	712	697
Interest	519	644
Property taxes	224	305
Total expenses	2,987	3,020

Loss before casualty gains, equity in loss of
joint venture and discontinued operations	(392)	(607)
Casualty gains (Note D)	16	191
Equity in loss of joint venture (Note B)	(68)	(56)
Loss before discontinued operations	(444)	(472)
Loss from discontinued operations (Notes A and G)	(176)	(211)
Gain on sale of discontinued operations (Note G)	5,753	--
Net income (loss) (Note E)	$ 5,133	$ (683)

Net income (loss) allocated to general partners (3%)	$ 154	$ (20)
Net income (loss) allocated to limited partners (97%)	4,979	(663)
	$ 5,133	$ (683)

Per limited partnership unit:
Loss from continuing operations	$(16.10)	$(17.10)
Loss from discontinued operations	(6.39)	(7.66)
Gain on sale of discontinued operations	208.44	--
	$185.95	$(24.76)

Distributions per limited partnership Unit	$ 65.36	$ --

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON INCOME REAL ESTATE, L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL
(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	26,776	$ 1	$26,776	$26,777

Partners' deficit at
December 31, 2005	26,776	$ (875)	$(2,532)	$(3,407)

Net loss for the year ended
December 31, 2006	--	(20)	(663)	(683)

Partners' deficit at
December 31, 2006	26,776	(895)	(3,195)	(4,090)

Distribution to partners	--	(54)	(1,750)	(1,804)

Net income for the year ended
December 31, 2007	--	154	4,979	5,133

Partners' (deficiency) capital at
December 31, 2007	26,776	$ (795)	$ 34	$ (761)

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON INCOME REAL ESTATE, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$ 5,133	$ (683)
Adjustments to reconcile net income (loss) to net cash
(used in) provided by operating activities:
Casualty gains	(16)	(191)
Gain on sale of investment property	(5,753)	--
Depreciation	922	1,136
Loss on extinguishment of debt	9	--
Amortization of loan costs	28	36
Equity in loss of joint venture investment	68	56
Change in accounts:
Receivables and deposits	61	6
Other assets	37	5
Accounts payable	(43)	(21)
Tenant security deposit liabilities	(40)	9
Accrued property taxes	(36)	(10)
Other liabilities	(7)	(4)
Due to affiliates	(578)	327
Net cash (used in) provided by operating activities	(215)	666

Cash flows from investing activities:
Net proceeds from sale of investment property	8,823	--
Property improvements and replacements	(492)	(873)
Net withdrawals from restricted escrows	6	15
Insurance proceeds from casualty	19	224
Net cash provided by (used in) investing activities	8,356	(634)

Cash flows from financing activities:
Payments on mortgage notes payable	(356)	(378)
Repayment of mortgage note payable	(2,611)	--
Distributions to partners	(1,804)	--
Advances from affiliates	123	424
Repayment of advances from affiliates	(2,931)	--
Net cash (used in) provided by financing activities	(7,579)	46

Net increase in cash and cash equivalents	562	78
Cash and cash equivalents at beginning of year	279	201

Cash and cash equivalents at end of year	$ 841	$ 279

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 1,069	$ 511

Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts
payable	$ 3	$ 6

At December 31, 2005, approximately $21,000 of property improvements and replacements were included in accounts payable which are included in property improvements and replacements for the year ended December 31, 2006.

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON INCOME REAL ESTATE, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

Note A - Organization and Summary of Significant Accounting Policies

Organization

Davidson Income Real Estate, L.P. (the "Partnership" or "Registrant") is a Delaware limited partnership organized in April 1985 to acquire and operate residential real estate properties.  The general partners of the Partnership are Davidson Diversified Properties, Inc., a Tennessee corporation ("Managing General Partner"), David W. Talley and James T. Gunn (collectively, "Individual General Partners") (collectively, the "General Partners").  The Partnership owns and operates two apartment properties located in the Midwest and South and owns a joint venture interest in an entity which owns one residential property which is located in the South.  The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2010, unless terminated prior to such date.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated statement of operations for the year ended December 31, 2006 has been restated to reflect the operations of Lakeside Apartments as discontinued operations as a result of the sale of the property on June 29, 2007 (see Note G).  The operations of Lakeside Apartments for the years ended December 31, 2007 and 2006 are included in loss from discontinued operations.

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

Investment Properties

Investment properties consist of two apartment complexes and are stated at cost.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress in accordance with Statement of Financial Standards (“SFAS”) No. 34 “Capitalization of Interest Costs” and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.”  Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  The Partnership capitalized approximately $15,000, $10,000, and $3,000 of construction period interest, property taxes and operating costs during the year ended December 31, 2006. The Partnership did not capitalize any costs related to interest, property taxes or operating costs during the year ended December 31, 2007. Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ending December 31, 2007 and 2006.

Depreciation

Depreciation is provided by the straight-line method over the estimated lives of the apartment property and related personal property.  For Federal income tax purposes, the modified accelerated cost recovery method is used for depreciation of (1) real property additions over 27 1/2 years and (2) personal property additions over 5 years.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $790,000 at December 31, 2007 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits

The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in cash and cash equivalents.  The security deposits are refunded when the tenant vacates, provided the tenant has not damaged the space and is current on rental payments.

Deferred Costs

Loan costs of approximately $172,000, less accumulated amortization of approximately $94,000, are included in other assets.  The loan costs are being amortized over the terms of the related loan agreements. Amortization expense of approximately $28,000 and $36,000 for the years ending December 31, 2007 and 2006, respectively, is included in interest expense and loss from discontinued operations.  Amortization expense is expected to be approximately $20,000 for each of the years 2008 and 2009, $12,000 for the year 2010 and approximately $3,000 for each of the years 2011 and 2012.

Leasing commissions and other direct costs incurred in connection with successful leasing efforts are deferred and amortized over the terms of the related leases.  Amortization of these costs is included in operating expenses and loss from discontinued operations.

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

Joint Venture Investment

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

Advertising

The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expenses and loss from discontinued operations, was approximately $93,000 and $105,000 for the years ended December 31, 2007 and 2006, respectively.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which deferred the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008.  The provisions of SFAS No. 157 are applicable to recurring fair value measurements of financial assets and liabilities for fiscal years beginning after November 15, 2007, which for the Partnership is generally limited to annual disclosures required by SFAS No. 107.  The Partnership is in the process of implementing SFAS No. 157; however, it has not completed its evaluation and thus has not yet determined the effect that SFAS No. 157 will have on the Partnership’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Partnership adopted SFAS No. 159 on January 1, 2008, and at that time did not elect the fair value option for any of its financial instruments or other items within the scope of SFAS No. 159.

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

In February 2008, the FASB issued FASB Staff Position SOP 07-1-1 that indefinitely defers the effective date of SOP 07-1.

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

The Partnership accounts for its 17.5% investment in Sterling Crest on the equity method of accounting. In accordance with the equity method of accounting, the Partnership's original investment in Sterling Crest is increased by advances to Sterling Crest and by the Partnership's share of the earnings of Sterling Crest. The investment is decreased by distributions from Sterling Crest and by the Partnership's share of losses of Sterling Crest. The Partnership's equity in the operations of Sterling Crest amounted to losses of approximately $68,000 and $56,000 for the years ended December 31, 2007 and 2006, respectively. At December 31, 2007, the Partnership had received distributions in excess of its general partnership investment and has an investment deficit of approximately $1,055,000.

The following table represents Sterling Crest's net liabilities as of December 31, 2007 and net loss for the years ended December 31, 2007 and 2006 (in thousands):

December 31, 2007

Total assets	$ 6,305
Total liabilities	(12,332)

Net liabilities	$ (6,027)

	Years Ended December 31,
	2007	2006

Total revenues	$ 2,553	$ 2,557
Total expenses	(2,939)	(2,879)

Net loss	$ (386)	$ (322)

Note C - Mortgage Notes Payable

The terms of mortgage notes payable are as follows:

	Principal	Monthly			Principal
	Balance At	Payment	Stated		Balance
	December 31,	Including	Interest	Maturity	Due At
Property	2007	Interest	Rate	Date	Maturity
	(in thousands)				(in thousands)

Bexley House Apartments	$ 1,943	$ 19	7.32%(1)(2)	01/01/21	$ --
1st mortgage
Covington Pointe
Apartments	5,037	36	3.81%(1)(2)	07/01/10	4,416
1st mortgage
	$ 6,980	$ 55			$ 4,416

(1)

Fixed rate mortgage.

The mortgage notes payable are non-recourse and are secured by a pledge of the Partnership’s rental properties and by pledge of revenues from the respective investment properties.  Certain of the notes require prepayment penalties if repaid prior to maturity and prohibit resale of the properties subject to existing indebtedness.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2007 are as follows (in thousands):

2008	$ 333
2009	350
2010	4,651
2011	115
2012	123
Thereafter	1,408
$ 6,980

Note D – Casualty Gains

In May 2007, Covington Pointe suffered damages to two of its rental units as a result of vandalism and water damage.  Insurance proceeds of approximately $19,000 were received during the year ended December 31, 2007. The Partnership recognized a casualty gain of approximately $16,000 for the year ended December 31, 2007 as a result of the receipt of approximately $19,000 in insurance proceeds net of the write-off of the undepreciated damaged assets of approximately $3,000.

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

The following is a reconciliation of reported net income (loss) and Federal taxable income (loss) (in thousands, except per unit data):

	2007	2006

Net income (loss) as reported	$ 5,133	$ (683)
Add (deduct)
Depreciation differences	221	279
Equity in joint venture	(32)	31
Prepaid rents	2	(20)
Casualty	(15)	(191)
Gain on sale of property	(975)	--
Other	16	(151)

Federal taxable income (loss)	$ 4,350	$ (735)
Federal taxable income
per limited partnership unit	$ 90.24 (1)	$ 1.27 (1)

(1) For 2007 and 2006 allocations under the Internal Revenue Code section 704(b) result in the limited partners being allocated a non-pro rata amount of taxable loss or income.

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets as of December 31, 2007 (in thousands):

Net liabilities as reported	$ (761)
Land and buildings	136
Accumulated depreciation	686
Syndication	3,809
Other	632

Net assets - Federal tax basis	$ 4,502

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

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $162,000 and $183,000 for the years ended December 31, 2007 and 2006, respectively, which is included in operating expenses and loss from discontinued operations.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $138,000 and $173,000 for the years ended December 31, 2007 and 2006, respectively, which is included in general and administrative expenses, investment properties and gain on sale of discontinued operations. The portion of these reimbursements included in investment properties and gain on sale of discontinued operations for the years ended December 31, 2007 and 2006 are construction management services provided by an affiliate of the Managing General Partner of approximately $37,000 and $75,000, respectively.

During the years ended December 31, 2007 and 2006, AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced the Partnership approximately $123,000 and $424,000, respectively, to pay accounts payable and real estate taxes at Covington Pointe Apartments and accounts payable at Lakeside Apartments during 2007 and to fund capital improvements and pay accounts payable at Bexley House Apartments and Covington Pointe Apartments during 2006. During the year ended December 31, 2007, approximately $3,560,000 in outstanding loans and accrued interest were paid to AIMCO Properties, L.P. from the net proceeds received from the sale of Lakeside Apartments. There were no payments made during the year ended December 31, 2006. Interest on the advances is charged at prime plus 1%. Interest expense on advances from AIMCO Properties, L.P. was approximately $157,000 and $276,000 for the years ended December 31, 2007 and 2006, respectively. At December 31, 2007 there were no advances or associated accrued interest owed to AIMCO Properties, L.P. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership Agreement provides for payment of a fee to the Managing General Partner for managing the affairs of the Partnership.  The fee is 2% of adjusted cash from operations, as defined in the Partnership Agreement.  The fee is payable only after the Partnership has distributed, to all limited partners, adjusted cash from operations in any year equal to 10% of their adjusted invested capital as defined in the partnership agreement.  No fees were earned or are payable for the years ended December 31, 2007 and 2006.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2007 and 2006, the Partnership was charged by AIMCO and its affiliates approximately $123,000 and $92,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 13,206.50 limited partnership units (the "Units") in the Partnership representing 49.32% of the outstanding Units at December 31, 2007.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 49.32% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Note G – Disposition of Investment Property

On June 29, 2007, the Partnership sold one of its investment properties, Lakeside Apartments, to a third party.  In addition to Lakeside Apartments, affiliates of the third party also purchased nine other apartment complexes, all of which were owned by entities affiliated with AIMCO Properties, L.P., an affiliate of the Managing General Partner of the Partnership. The total sales price for Lakeside Apartments and the other properties was approximately $95,800,000 of which approximately $8,850,000 was allocated to Lakeside Apartments.  The net proceeds realized by the Partnership were approximately $8,823,000 after payment of closing costs. The Partnership used approximately $2,611,000 to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $5,753,000 for the year ended December 31, 2007, as a result of the sale. The property’s operations of approximately $167,000 and $211,000 are shown as loss from discontinued operations for the years ended December 31, 2007 and 2006, respectively, and include revenues of approximately $700,000 and $1,300,000, respectively. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $9,000 as a result of the write off of unamortized loan costs of approximately $4,000 and a termination fee of approximately $5,000.  This amount is included in loss from discontinued operations for the year ended December 31, 2007.

Note H – Investment Properties and Accumulated Depreciation

Initial Cost
To Partnership
(in thousands)

			Buildings	Net Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)
Bexley House Apartments	$ 1,943	$ 647	$ 3,067	$ 1,900
Covington Pointe
Apartments	5,037	1,935	7,041	2,664

Totals	$ 6,980	$ 2,582	$10,108	$ 4,564

	Gross Amount At Which Carried
	At December 31, 2007
	(in thousands)
		Buildings
		And Related
		Personal		Accumulated	Date of	Date	Depreciable
Description	Land	Property	Total	Depreciation	Construction	Acquired	Life-Years
				(in thousands)
Bexley House
Apartments	$ 542	$ 5,072	$ 5,614	$ 3,012	1972	09/86	5-30
Covington Pointe
Apartments	1,935	9,705	11,640	7,528	1982	03/87	5-30

Totals	$ 2,477	$14,777	$17,254	$10,540

Reconciliation of "investment properties and accumulated depreciation"

	Years Ended December 31,
	2007	2006
	(in thousands)
Investment Properties
Balance at beginning of year	$25,685	$24,976
Property improvements and replacements	489	858
Disposals of property	(8,920)	(149)
Balance at end of year	$17,254	$25,685

Accumulated Depreciation
Balance at beginning of year	$15,484	$14,464
Additions charged to expense	922	1,136
Disposals of property	(5,866)	(116)
Balance at end of year	$10,540	$15,484

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2007 and 2006, is approximately $17,390,000 and $26,977,000, respectively.  The accumulated depreciation taken for Federal income tax purposes at December 31, 2007 and 2006, is approximately $9,854,000 and $15,185,000, respectively.

Note I – Contingencies

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing. Appellant has until April 1, 2008 to file a Petition for Review with the California Supreme Court.

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

ITEM 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A.

Controls and Procedures

(a)

Disclosure Controls and Procedures

The Partnership’s management, with the participation of the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting

The Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the principal executive and principal financial officers of the Managing General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, and effected by the Partnership’s management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•

pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of the Partnership’s management; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2007.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2007, the Partnership’s internal control over financial reporting is effective.

This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to the attestation by the Partnership’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only management’s report in this annual report.

(b)

Changes in Internal Control Over Financial Reporting.

There have been no significant changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 8B.

Other Information

On March 27, 2008, AIMCO announced that Scott W. Fordham, Senior Vice President and Chief Accounting Officer of AIMCO and the Managing General Partner, has announced his resignation.  Mr. Fordham has chosen to leave AIMCO to return to Texas to pursue an opportunity as chief accounting officer with an office REIT led by Tom August, the former CEO of Prentiss Properties Trust (“Prentiss”), with whom Mr. Fordham served as senior vice president and chief accounting officer prior to Prentiss’s 2006 merger with Brandywine Realty Trust.

Mr. Fordham will remain with AIMCO through the first quarter close in order to ensure an orderly transition.

PART III

Item 9.

Directors, Executive Officers, Promoters Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Davidson Income Real Estate, L.P. (the “Partnership” or the “Registrant”) has no officers or directors.  Davidson Diversified Properties, Inc. (the “Managing General Partner”) manages and controls substantially all of the Partnership’s affairs and has general responsibility in all matters affecting its business.

The names and ages of, as well as the positions and offices held by, the present directors and officers of the Managing General Partner are set forth below. There are no family relationships between or among any officers or directors.

Name	Age	Position

Martha L. Long	48	Director and Senior Vice President
Harry G. Alcock	45	Director and Executive Vice President
Timothy Beaudin	49	Executive Vice President and Chief Development Officer
Lisa R. Cohn	39	Executive Vice President, General Counsel and Secretary
Patti K. Fielding	44	Executive Vice President – Securities and Debt; Treasurer
Thomas M. Herzog	45	Executive Vice President and Chief Financial Officer
Scott W. Fordham	40	Senior Vice President and Chief Accounting Officer
Stephen B. Waters	46	Vice President

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

Harry G. Alcock was appointed as a Director of the Managing General Partner in October 2004 and was appointed Executive Vice President of the Managing General Partner in February 2004 and has been Executive Vice President of AIMCO since October 1999.  Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994, serving as Vice President from July 1996 to October 1997 and as Senior Vice President from October 1997 to October 1999. Mr. Alcock focuses on transactions related to AIMCO’s portfolio of properties in the western portion of the United States.

Timothy Beaudin was appointed Executive Vice President and Chief Development Officer of the Managing General Partner and AIMCO in October 2005.  Prior to this time, beginning in 1995, Mr. Beaudin was with Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  During his last five years at Catellus, Mr. Beaudin served as Executive Vice President, with management responsibility for development, construction and asset management.

Lisa R. Cohn was appointed Executive Vice President, General Counsel and Secretary of the Managing General Partner and AIMCO in December 2007.  From January 2004 to December 2007, Ms. Cohn served as Senior Vice President and Assistant General Counsel of AIMCO.  Ms. Cohn joined AIMCO in July 2002 as Vice President and Assistant General Counsel.  Prior to joining AIMCO, Ms. Cohn was in private practice with the law firm of Hogan and Hartson LLP.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the Managing General Partner in February 2004 and of AIMCO in February 2003.  Ms. Fielding was appointed Treasurer of AIMCO and the Managing General Partner in January 2005.  Ms. Fielding is responsible for debt financing and the treasury department.  Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003.  Ms. Fielding joined AIMCO in February 1997 as a Vice President.

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

Scott W. Fordham was appointed Senior Vice President and Chief Accounting Officer in January 2007 of the Managing General Partner and AIMCO. Prior to joining AIMCO, Mr. Fordham served as Vice President and Chief Accounting Officer of Brandywine Realty Trust from January 2006 through December 2006. Prior to the merger of Prentiss Properties Trust with Brandywine Realty Trust, Mr. Fordham served as Senior Vice President and Chief Accounting Officer of Prentiss Properties Trust and was in charge of the corporate accounting and financial reporting groups. Prior to joining Prentiss Properties Trust in 1992, Mr. Fordham worked in public accounting with PricewaterhouseCoopers LLP.

Stephen B. Waters was appointed Vice President of the Managing General Partner and AIMCO in April 2004.  Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999.  Mr. Waters has responsibility for partnership accounting with AIMCO and serves as the principal financial officer of the Managing General Partner.

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

Item 10.

Executive Compensation

No remuneration was paid by the Partnership to any officer or director of the Managing General Partner during the year ended December 31, 2007.

Item 11.

Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Partnership to be the beneficial owners of more than 5% of the Limited Partnership Units of the Partnership as of December 31, 2007.

		Percentage
Entity	Number of Units	of Total

AIMCO IPLP, L.P. (1)	570	2.13%
(an affiliate of AIMCO)
AIMCO Properties, L.P. (2)	8,806.50	32.89%
(an affiliate of AIMCO)
Cooper River Properties (1)	3,830	14.30%
(an affiliate of AIMCO)

Hospital Corporation of America	3,000	11.20%
201 West Main Street
Louisville, KY 40202

(1)

Entity is indirectly ultimately owned by AIMCO. Its business address is 55 Beattie Place, Greenville, SC 29602.

(2)

Entity is indirectly ultimately controlled by AIMCO. Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

As of December 31, 2007, no director or officer of the Managing General Partner owns, nor do the directors or officers as a whole, own more than 1% of the Partnership’s Units. No such director or officer had any right to acquire beneficial ownership of additional Units of the Partnership.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $162,000 and $183,000 for the years ended December 31, 2007 and 2006, respectively, which is included in operating expenses and loss from discontinued operations.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $138,000 and $173,000 for the years ended December 31, 2007 and 2006, respectively, which is included in general and administrative expenses, investment properties and gain on sale of discontinued operations. The portion of these reimbursements included in investment properties and gain on sale of discontinued operations for the years ended December 31, 2007 and 2006 are construction management services provided by an affiliate of the Managing General Partner of approximately $37,000 and $75,000, respectively.

During the years ended December 31, 2007 and 2006, AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced the Partnership approximately $123,000 and $424,000, respectively, to pay accounts payable and real estate taxes at Covington Pointe Apartments and accounts payable at Lakeside Apartments during 2007 and to fund capital improvements and pay accounts payable at Bexley House Apartments and Covington Pointe Apartments during 2006. During the year ended December 31, 2007, approximately $3,560,000 in outstanding loans and accrued interest were paid to AIMCO Properties, L.P. from the net proceeds received from the sale of Lakeside Apartments. There were no payments made during the year ended December 31, 2006. Interest on the advances is charged at prime plus 1%. Interest expense on advances from AIMCO Properties, L.P. was approximately $157,000 and $276,000 for the years ended December 31, 2007 and 2006, respectively. At December 31, 2007 there were no advances or associated accrued interest owed to AIMCO Properties, L.P. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership Agreement provides for payment of a fee to the Managing General Partner for managing the affairs of the Partnership.  The fee is 2% of adjusted cash from operations, as defined in the Partnership Agreement.  The fee is payable only after the Partnership has distributed, to all limited partners, adjusted cash from operations in any year equal to 10% of their adjusted invested capital as defined in the partnership agreement.  No fees were earned or are payable for the years ended December 31, 2007 and 2006.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2007 and 2006, the Partnership was charged by AIMCO and its affiliates approximately $123,000 and $92,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 13,206.50 limited partnership units (the "Units") in the Partnership representing 49.32% of the outstanding Units at December 31, 2007.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 49.32% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Neither of the Managing General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Managing General Partner.

Item 13.

Exhibits

See Exhibit Index.

Item 14.

Principal Accountant Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the consolidated financial statements of the Partnership for 2008.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2007 and 2006 are described below.

Audit Fees. Fees for audit services totaled approximately $52,000 and $46,000 for 2007 and 2006, respectively.  Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-QSB.

Tax Fees. Fees for tax services totaled approximately $15,000 and $12,000 for 2007 and 2006, respectively.

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

Date: March 31, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.

/s/Harry G. Alcock	Director and Executive	Date: March 31, 2008
Harry G. Alcock	Vice President

/s/Martha L. Long	Director and Senior	Date: March 31, 2008
Martha L. Long	Vice President

/s/Stephen B. Waters	Vice President	Date: March 31, 2008
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