Form 10-Q
period 2008-03-31
DAVIDSON INCOME REAL ESTATE LP
filed 2008-05-14
CIK 768598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

(864) 239-1000

(Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes  [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes  [X] No

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

DAVIDSON INCOME REAL ESTATE, L.P.

CONSOLIDATED BALANCE SHEETS

 (in thousands, except unit data)

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 649	$ 841
Receivables and deposits	76	78
Other assets	159	141
Investment properties:
Land	2,477	2,477
Buildings and related personal property	14,814	14,777
	17,291	17,254
Less accumulated depreciation	(10,721)	(10,540)
	6,570	6,714
	$ 7,454	$ 7,774

Liabilities and Partners' (Deficiency) Capital
Liabilities
Accounts payable	$ 45	$ 43
Tenant security deposit liabilities	34	34
Accrued property taxes	121	279
Other liabilities	114	144
Deficit in joint venture investment (Note C)	1,067	1,055
Mortgage notes payable	6,898	6,980
	8,279	8,535

Partners' (Deficiency) Capital
General partners	(797)	(795)
Limited partners (26,776 units issued and
outstanding)	(28)	34
	(825)	(761)
	$ 7,454	$ 7,774

Note:

The consolidated balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON INCOME REAL ESTATE, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2008	2007
Revenues:		(Restated)
Rental income	$ 595	$ 579
Other income	98	58
Total revenues	693	637

Expenses:
Operating	361	315
General and administrative	39	46
Depreciation	181	175
Interest	88	171
Property taxes	76	107
Total expenses	745	814

Loss before equity in loss of joint venture
investment and discontinued operations	(52)	(177)
Equity in loss of joint venture investment (Note C)	(12)	(16)
Loss before discontinued operations	(64)	(193)
Loss from discontinued operations (Note A)	--	(43)
Net loss	$ (64)	$ (236)

Net loss allocated to general partners (3%)	$ (2)	$ (7)
Net loss allocated to limited partners (97%)	(62)	(229)
	$ (64)	$ (236)
Per limited partnership unit:
Loss from continuing operations	$ (2.32)	$ (6.98)
Loss from discontinued operations	--	(1.57)
	$ (2.32)	$ (8.55)

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON INCOME REAL ESTATE, L.P.

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	26,776	$ 1	$26,776	$ 26,777

Partners' (deficiency) capital
at December 31, 2007	26,776	$ (795)	$ 34	$ (761)

Net loss for the three months
ended March 31, 2008	--	(2)	(62)	(64)

Partners' deficit
at March 31, 2008	26,776	$ (797)	$ (28)	$ (825)

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON INCOME REAL ESTATE, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$ (64)	$ (236)
Adjustments to reconcile net loss to net cash (used in)
provided by operating activities:
Depreciation	181	280
Amortization of loan costs	5	9
Equity in loss of joint venture investment	12	16
Change in accounts:
Receivables and deposits	2	3
Other assets	(23)	(62)
Accounts payable	(5)	47
Tenant security deposit liabilities	--	4
Accrued property taxes	(158)	(125)
Other liabilities	(30)	(12)
Due to affiliates	--	109
Net cash (used in) provided by operating activities	(80)	33

Cash flows from investing activities:
Property improvements and replacements	(30)	(116)
Net deposits to restricted escrows	--	(19)
Net cash used in investing activities	(30)	(135)

Cash flows from financing activities:
Advances from affiliate	--	85
Payments on mortgage notes payable	(82)	(96)
Net cash used in financing activities	(82)	(11)

Net decrease in cash and cash equivalents	(192)	(113)
Cash and cash equivalents at beginning of period	841	279

Cash and cash equivalents at end of period	$ 649	$ 166

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 83	$ 128
Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts
payable	$ 10	$ 18

At December 31, 2007 and 2006, approximately $3,000 and $6,000 of property improvements and replacements were included in accounts payable and are included in property improvements and replacements at March 31, 2008 and 2007, respectively.

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON INCOME REAL ESTATE, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Davidson Income Real Estate, L.P. (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of Davidson Diversified Properties, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2008, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated statement of operations for the three months ended March 31, 2007 has been restated to reflect the operations of Lakeside Apartments as discontinued operations as a result of the sale of the property on June 29, 2007.  The operations of Lakeside Apartments for the three months ended March 31, 2007 of approximately $43,000 are included in loss from discontinued operations and include revenues of approximately $334,000.

Certain reclassifications have been made to the 2007 balances to conform to the 2008 presentation.

Recent Accounting Pronouncement

In September 2006, the Financial Accounting Standards Boards (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which deferred the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008. The provisions of SFAS No. 157 are applicable to recurring fair value measurements of financial assets and liabilities for fiscal years beginning after November 15, 2007, which for the Partnership is generally limited to annual disclosures required by SFAS No. 107.  The Partnership adopted the provisions of SFAS No. 157 during the three months ended March 31, 2008, and at that time determined no transition adjustment was required.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's investment properties as compensation for providing property management services.  The Partnership paid to such affiliates approximately $33,000 and $48,000 for the three months ended March 31, 2008 and 2007, respectively, which is included in operating expenses and loss from discontinued operations.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $21,000 and $42,000 for the three months ended March 31, 2008 and 2007, respectively, which are included in general and administrative expenses and investment properties.  The portion of these reimbursements included in investment properties for the three months ended March 31, 2008 and 2007 are construction management services provided by an affiliate of the Managing General Partner of approximately $3,000 and $12,000, respectively.

During the three months ended March 31, 2008, there were no advances or associated accrued interest owed to AIMCO Properties, L.P., an affiliate of the Managing General Partner, During the three months ended March 31, 2007 AIMCO Properties, L.P. advanced approximately $85,000 to the Partnership to pay accounts payable and real estate taxes at Covington Pointe Apartments.  Interest expense on the advances was approximately $77,000 for the three months ended March 31, 2007. During the second quarter of 2007, the Partnership repaid AIMCO Properties, L.P. approximately $3,560,000 which included $629,000 in accrued interest.  There were no advances outstanding at March 31, 2008 and December 31, 2007.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership Agreement provides for payment of a fee to the Managing General Partner for managing the affairs of the Partnership.  The fee is 2% of adjusted cash from operations, as defined in the Partnership Agreement.  The fee is payable only after the Partnership has distributed, to all limited partners, adjusted cash from operations in any year equal to 10% of their adjusted invested capital as defined in the partnership agreement.  No fees were earned for the three months ended March 31, 2008 and 2007 or payable at March 31, 2008 and December 31, 2007.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability, and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the three months ended March 31, 2008, the Partnership was charged by AIMCO and its affiliates approximately $30,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2008 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $123,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2007.

Note C – Deficit in Joint Venture Investment

The Partnership owns a 17.5% interest in the Sterling Crest Joint Venture (the “Joint Venture”) with Davidson Growth Plus, L.P., an affiliate of the Managing General Partner, which owns the remaining 82.5% of the Joint Venture.

There were no distributions received from the Joint Venture during the three months ended March 31, 2008 and 2007.  During the three months ended March 31, 2008 and 2007, the Partnership recognized approximately $12,000 and $16,000 of equity in loss of the Joint Venture, respectively.  At March 31, 2008, the Partnership had received distributions and recognized equity in losses of the Joint Venture in excess of its general partnership interest and has an investment deficit of approximately $1,067,000.

The following table represents the net loss of the Sterling Crest Joint Venture for the three months ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended March 31,
	2008	2007

Total revenues	$ 650	$ 636
Total expenses	(717)	(721)
Net loss	$ (67)	$ (85)

Note D – Subsequent Events

During April 2008, Sterling Crest Joint Venture, which owns Brighton Crest, L.P., entered into a sale contract with a third party relating to the sale of Brighton Crest Apartments which was projected to close during the second quarter of 2008. In May 2008, the sale contract was terminated by the prospective buyer. The Partnership is continuing to actively market Brighton Crest Apartments for sale.

Subsequent to March 31, 2008 the Partnership distributed approximately $380,000 (approximately $369,000 to its limited partners or $13.77 per limited partnership unit) to its partners representing additional distributable proceeds from the June 2007 sale of Lakeside Apartments.

Additionally on April 10, 2008 the Partnership suffered damages to several apartment units as a result of severe winds which resulted in roofs blowing off the apartment units.  The current estimate of the damages incurred is approximately $103,000 and the Partnership anticipates it will receive insurance proceeds to pay for the repairs.  The Partnership does not anticipate that it will recognize a loss as a result of this casualty.

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing. Appellant has filed a Petition for Review with the California Supreme Court.  The matter has been submitted and the parties are awaiting a decision by the California Supreme Court regarding whether or not it will accept the matter for review.

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

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and, in addition, will be affected by a variety of risks and factors that are beyond the Partnership’s control including, without limitation: natural disasters such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s property and interpretations of those regulations; the competitive environment in which the Partnership operates; financing risks, including the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risks; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership.   Readers should carefully review the Partnership’s consolidated financial statements and the notes thereto, as well as the risk factors described in the documents the Partnership files from time to time with the Securities and Exchange Commission.

The Partnership's investment properties consist of two apartment complexes at March 31, 2008.  The following table sets forth the average occupancy of the properties for the three months ended March 31, 2008 and 2007:

	Average Occupancy
Property	2008	2007

Bexley House Apartments	98%	97%
Columbus, Ohio
Covington Pointe Apartments	96%	98%
Dallas, Texas

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

Results of Operations

The Partnership had a net loss of approximately $64,000 and $236,000 for the three months ended March 31, 2008 and 2007, respectively.  The decrease in net loss is due to an increase in total revenues, a decrease in total expenses and a decrease in loss from discontinued operations.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated statement of operations for the three months ended March 31, 2007 have been restated to reflect the operations of Lakeside Apartments as discontinued operations as a result of the sale of the property on June 29, 2007.  The operations of Lakeside Apartments for the three months ended March 31, 2007 are included in loss from discontinued operations.  The property’s operations of approximately zero and $43,000 are shown as loss from discontinued operations for the three months ended March 31, 2008 and 2007, respectively, and include revenues of approximately zero and $334,000, respectively.

Total revenues increased due to increases in both rental and other income.  Rental income increased due to increases in the average rental rate at both investment properties and an increase in occupancy at Bexley House Apartments partially offset by a decrease in occupancy at Covington Pointe Apartments.  Other income increased due to an increase in lease cancellation fees at Covington Pointe Apartments, resident utility reimbursements at Bexley House Apartments and interest income due to higher cash balances.

Total expenses decreased due to decreases in interest and property tax expense partially offset by an increase in operating expenses.  Depreciation and general and administrative expenses remained relatively constant for the comparable periods. Interest expense decreased due to a decrease in interest incurred on advances from AIMCO Properties, L.P., an affiliate of the Managing General Partner, as a result of such advances being fully repaid during the second quarter of 2007.  Property tax expense decreased as a result of prior year taxes being higher due to an increase in the assessed value of Bexley House Apartments.  Subsequent to March 31, 2007 the assessed value was reduced as a result of a successful appeal by the Partnership.  Operating expense increased due to increases in maintenance, property and administrative expenses. Maintenance expense increased primarily due to increases in contract painting, painting supplies and clean up costs related to vandalism at Covington Pointe Apartments.  Property expense increased due to increases in utility and payroll costs at Bexley House Apartments.  Administrative expense increased due to an increase in professional fees and temporary agency costs at Covington Pointe Apartments.

Included in general and administrative expense for the three months ended March 31, 2008 and 2007 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The Partnership owns a 17.5% interest in Sterling Crest Joint Venture (the “Joint Venture”). The Partnership recognized equity in loss of the Joint Venture of approximately $12,000 and $16,000 for the three months ended March 31, 2008 and 2007, respectively.

Liquidity and Capital Resources

At March 31, 2008, the Partnership had cash and cash equivalents of approximately $649,000 compared to approximately $166,000 at March 31, 2007.  Cash and cash equivalents decreased approximately $192,000 since December 31, 2007 due to approximately $82,000 of cash used in financing activities, $80,000 of cash used in operating activities, and $30,000 of cash used in investing activities. Cash used in financing activities consisted of payments of principal on the mortgages encumbering the Partnership's investment properties. Cash used in investing activities consisted of property improvements and replacements.  The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance.  Capital improvements planned for each of the Partnership’s properties are detailed below.

Bexley House Apartments

During the three months ended March 31, 2008, the Partnership completed approximately $9,000 of capital improvements at Bexley House Apartments, consisting primarily of interior model enhancements and washer and dryer replacements. These improvements were funded from operating cash flow.  The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Covington Pointe Apartments

During the three months ended March 31, 2008, the Partnership completed approximately $28,000 of capital improvements at Covington Pointe Apartments, consisting primarily of floor covering and roof replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or Partnership reserves.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership’s investment properties of approximately $6,898,000 is amortized over varying periods, with a balloon payment of approximately $4,416,000 due in July 2010 for Covington Pointe Apartments. The mortgage encumbering Bexley House Apartments matures in July 2021 at which time the loan is scheduled to be fully amortized. The Managing General Partner will attempt to refinance and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

No cash distributions were made during the three months ended March 31, 2008 and 2007. Subsequent to March 31, 2008 the Partnership distributed approximately $380,000 (approximately $369,000 to its limited partners or $13.77 per limited partnership unit) to its partners representing additional distributable proceeds from the June 2007 sale of Lakeside Apartments.  Future cash distributions will depend on the levels of net cash generated from operations, and the timing of debt maturities, property sales and/or refinancings.  The Partnership’s cash available for distribution is reviewed on a monthly basis.  There can be no assurance, however, that the Partnership will generate sufficient funds from operations after capital expenditures to permit additional distributions to its partners during the remainder of 2008 or subsequent periods.

Subsequent Events

During April 2008, Sterling Crest Joint Venture, which owns Brighton Crest, L.P., entered into a sale contract with a third party relating to the sale of Brighton Crest Apartments which was projected to close during the second quarter of 2008. In May 2008, the sale contract was terminated by the prospective buyer. The Partnership is continuing to actively market Brighton Crest Apartments for sale.

Subsequent to March 31, 2008 the Partnership distributed approximately $380,000 (approximately $369,000 to its limited partners or $13.77 per limited partnership unit) to its partners representing additional distributable proceeds from the June 2007 sale of Lakeside Apartments.

Additionally on April 10, 2008 the Partnership suffered damages to several apartment units as a result of severe winds which resulted in roofs blowing off the apartment units.  The current estimate of the damages incurred is approximately $103,000 and the Partnership anticipates it will receive insurance proceeds to pay for the repairs.  The Partnership does not anticipate that it will recognize a loss as a result of this casualty.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 13,236.50 limited partnership units (the "Units") in the Partnership representing 49.43% of the outstanding Units at March 31, 2008.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 49.43% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

ITEM 4.

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

(b)

Changes in Internal Control Over Financial Reporting. There have been no significant changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing. Appellant has filed a Petition for Review with the California Supreme Court.  The matter has been submitted and the parties are awaiting a decision by the California Supreme Court regarding whether or not it will accept the matter for review.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAVIDSON INCOME REAL ESTATE, L.P.

By: Davidson Diversified Properties, Inc.,
Managing General Partner

Date: May 14, 2008	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: May 14, 2008	By: /s/Stephen B. Waters
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

10WW

Purchase and Sale Contract between Brighton Crest, L.P., a South Carolina Limited Partnership and Titan Real Estate Investment Group, LLC, an Ohio limited liability company, dated April 1, 2008. Filed with Current Report on Form 8-K of Registrant dated April 1, 2008 and incorporated herein by reference.

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