Form 10-Q
period 2008-06-30
DAVIDSON INCOME REAL ESTATE LP
filed 2008-08-14
CIK 768598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

[ ] Yes  [X] No

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

DAVIDSON INCOME REAL ESTATE, L.P.

CONSOLIDATED BALANCE SHEETS

 (in thousands, except unit data)

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 353	$ 841
Receivables and deposits	78	78
Other assets	130	141
Investment in joint venture (Note D)	38	--
Investment properties:
Land	2,477	2,477
Buildings and related personal property	14,946	14,777
	17,423	17,254
Less accumulated depreciation	(10,906)	(10,540)
	6,517	6,714
	$ 7,116	$ 7,774

Liabilities and Partners' (Deficiency) Capital
Liabilities
Accounts payable	$ 61	$ 43
Tenant security deposit liabilities	33	34
Accrued property taxes	152	279
Other liabilities	117	144
Deficit in joint venture (Note D)	--	1,055
Mortgage notes payable	6,815	6,980
	7,178	8,535

Partners' (Deficiency) Capital
General partners	(774)	(795)
Limited partners (26,776 units issued and
outstanding)	712	34
	(62)	(761)
	$ 7,116	$ 7,774

Note:

The consolidated balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON INCOME REAL ESTATE, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues:

Rental income	$ 603	$ 583	$ 1,198	$ 1,162
Other income	47	65	145	123
Total revenues	650	648	1,343	1,285

Expenses:
Operating	327	327	688	643
General and administrative	47	52	86	98
Depreciation	185	176	366	351
Interest	86	173	174	344
Property taxes	76	8	152	115
Total expenses	721	736	1,466	1,551

Loss before equity in income (loss)
of joint venture and
discontinued operations	(71)	(88)	(123)	(266)
Equity in income (loss) of joint
venture	2,313	(27)	2,301	(43)
Income (loss) before discontinued
operations	2,242	(115)	2,178	(309)
Loss from discontinued operations
(Note A and B)	--	(98)	--	(140)
Gain on sale of discontinued
operations (Note B)	--	5,716	--	5,716
Net income	$ 2,242	$ 5,503	$ 2,178	$ 5,267

Net income allocated to general
partners (3%)	$ 67	$ 165	$ 65	$ 158
Net income allocated to limited
partners (97%)	2,175	5,338	2,113	5,109
	$ 2,242	$ 5,503	$ 2,178	$ 5,267
Per limited partnership unit:
Income (loss) from continuing
operations	$ 81.23	$ (4.19)	$ 78.91	$(11.21)
Loss from discontinued operations	--	(3.53)	--	(5.06)
Gain on sale of discontinued
operations	--	207.07	--	207.07
	$ 81.23	$199.35	$ 78.91	$ 190.80

Distributions per limited
partnership unit	$ 53.59	$ --	$ 53.59	$ --

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON INCOME REAL ESTATE, L.P.

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	26,776	$ 1	$26,776	$26,777

Partners' (deficiency) capital
at December 31, 2007	26,776	$ (795)	$ 34	$ (761)

Distribution to partners	--	(44)	(1,435)	(1,479)

Net income for the six months
ended June 30, 2008	--	65	2,113	2,178

Partners' (deficiency) capital
at June 30, 2008	26,776	$ (774)	$ 712	$ (62)

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON INCOME REAL ESTATE, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net income	$ 2,178	$ 5,267
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Gain on sale of investment property	--	(5,716)
Depreciation	366	561
Loss on extinguishment of debt	--	9
Amortization of loan costs	10	18
Equity in (income) loss of joint venture	(2,301)	43
Change in accounts:
Receivables and deposits	--	(100)
Other assets	1	3
Accounts payable	(3)	49
Tenant security deposit liabilities	(1)	(41)
Accrued property taxes	(127)	(151)
Other liabilities	(27)	(17)
Due to affiliates	--	(406)
Net cash provided by (used in) operating activities	96	(481)

Cash flows from investing activities:
Net proceeds from sale of investment property	--	8,823
Distribution from joint venture	1,208	--
Property improvements and replacements	(148)	(245)
Net withdrawals from restricted escrows	--	6
Net cash provided by investing activities	1,060	8,584

Cash flows from financing activities:
Payments on mortgage notes payable	(165)	(195)
Repayment of mortgage note payable	--	(2,611)
Distributions to partners	(1,479)	--
Advances from affiliates	--	123
Payment on advances from affiliates	--	(2,931)
Net cash used in financing activities	(1,644)	(5,614)

Net (decrease) increase in cash and cash equivalents	(488)	2,489
Cash and cash equivalents at beginning of period	841	279
Cash and cash equivalents at end of period	$ 353	$ 2,768

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 165	$ 884
Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts
payable	$ 24	$ 16

At December 31, 2007 and 2006, approximately $3,000 and $6,000 of property improvements and replacements were included in accounts payable and are included in property improvements and replacements at June 30, 2008 and 2007, respectively.

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON INCOME REAL ESTATE, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Davidson Income Real Estate, L.P. (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of Davidson Diversified Properties, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ended June 30, 2008, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated statements of operations for both the three and six months ended June 30, 2007 reflect the operations of Lakeside Apartments as discontinued operations as a result of the sale of the property on June 29, 2007 (see Note B).

Note B – Disposition of Investment Property

On June 29, 2007, the Partnership sold one of its investment properties, Lakeside Apartments, to a third party.  In addition to Lakeside Apartments, affiliates of the third party also purchased nine other apartment complexes, all of which were owned by entities affiliated with AIMCO Properties, L.P., an affiliate of the Managing General Partner. The total sales price for Lakeside Apartments and the other properties was approximately $95,800,000 of which approximately $8,850,000 was allocated to Lakeside Apartments.  The net proceeds realized by the Partnership was approximately $8,823,000 after payment of closing costs.  The Partnership used approximately $2,611,000 to repay the mortgage encumbering the property.  The Partnership realized a gain of approximately $5,716,000 as a result of the sale. The property’s operations of approximately $98,000 and $140,000 are shown as loss from discontinued operations for the three and six months ended June 30, 2007, respectively, and include revenues of approximately $366,000 and $700,000, respectively. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $9,000 as a result of the write off of unamortized loan costs of approximately $4,000 and a termination fee of approximately $5,000.  This amount is included in loss from discontinued operations for the three and six months ended June 30, 2007.

Note C – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from both of the Partnership's investment properties as compensation for providing property management services.  The Partnership paid to such affiliates approximately $66,000 and $97,000 for the six months ended June 30, 2008 and 2007, respectively, which is included in operating expenses and loss from discontinued operations.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $42,000 and $79,000 for the six months ended June 30, 2008 and 2007, respectively, which are included in general and administrative expenses and investment properties and gain on sale of discontinued operations.  The portion of these reimbursements included in investment properties and gain on sale of discontinued operations for the six months ended June 30, 2008 and 2007 are construction management services provided by an affiliate of the Managing General Partner of approximately $6,000 and $19,000, respectively.

During the six months ended June 30, 2008, there were no advances or associated accrued interest owed to AIMCO Properties, L.P., an affiliate of the Managing General Partner. During the six months ended June 30, 2007, AIMCO Properties, L.P. advanced approximately $123,000 to the Partnership to pay accounts payable at Lakeside Apartments. Interest on the advances is charged at prime plus 1%. Interest expense on the advances was approximately $157,000 for the six months ended June 30, 2007. During the six months ended June 30, 2007, the Partnership repaid AIMCO Properties, L.P. approximately $3,560,000 which included $629,000 in accrued interest. There were no advances outstanding at June 30, 2008 and December 31, 2007.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership Agreement provides for payment of a fee to the Managing General Partner for managing the affairs of the Partnership.  The fee is 2% of adjusted cash from operations, as defined in the Partnership Agreement.  The fee is payable only after the Partnership has distributed, to all limited partners, adjusted cash from operations in any year equal to 10% of their adjusted invested capital as defined in the partnership agreement.  No fees were earned for the six months ended June 30, 2008 and 2007 or payable at June 30, 2008 and December 31, 2007.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability, and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the six months ended June 30, 2008, the Partnership was charged by AIMCO and its affiliates approximately $30,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2008 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $123,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2007.

Note D – Investment/Deficit in Joint Venture Investment

The Partnership owns a 17.5% interest in the Sterling Crest Joint Venture (the “Joint Venture”) with Davidson Growth Plus, L.P., an affiliate of the Managing General Partner, which owns the remaining 82.5% of the Joint Venture. On June 10, 2008, the Joint Venture sold its investment property, Brighton Crest Apartments, to a third party for a gross sales price of approximately $21,500,000. The net proceeds realized by the Joint Venture were approximately $21,239,000 after payment of closing costs of approximately $261,000. The Joint Venture distributed approximately $6,904,000 to its partners during June 2008, of which the Partnership’s share was approximately $1,208,000.

There were no distributions received from the Joint Venture during the six months ended June 30, 2007.  During the six months ended June 30, 2008 and 2007, the Partnership recognized approximately $2,301,000 and $(43,000) of equity in income (loss) of the Joint Venture, respectively.  At December 31, 2007, the Partnership had received distributions and recognized equity in losses of the Joint Venture in excess of its general partnership interest and had an investment deficit of approximately $1,055,000. At June 30, 2008, the Partnership’s investment in the Joint Venture is approximately $38,000.

The following table represents the net income (loss) of the Sterling Crest Joint Venture for the six months ended June 30, 2008 and 2007 (in thousands):

	Six Months Ended June 30,
	2008	2007

Operating revenues	$ 1,203	$ 1,260
Operating expenses	(1,443)	(1,501)
Operating loss	(240)	(241)
Debt extinguishment costs	(2,800)	--
Gain on sale of investment property	15,455	--

Net income (loss)	$12,415	$ (241)

Note E – Casualty

On April 10, 2008 Covington Pointe Apartments suffered damages to several of its apartment units as a result of severe winds which resulted in roofs blowing off the apartment units.  The current estimate of the damages incurred is approximately $40,000. Subsequent to June 30, 2008, the Partnership received approximately $43,000 in insurance proceeds, including approximately $3,000 in lost rents, related to this casualty. The Partnership expects that it will recognize a casualty gain of approximately $36,000 during the third quarter of 2008, as a result of the receipt of approximately $40,000 in insurance proceeds net of the write-off of undepreciated assets of approximately $4,000.

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing. On May 21, 2008, the California Supreme Court denied Appellant’s Petition for Review.  Objector has until August 19, 2008 to file a petition for certiorari with the United States Supreme Court.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts will be dismissed.  At this time, affiliates of the Managing General Partner are attempting to obtain additional information to determine the most equitable allocation of settlement amounts and attorneys’ fees.  The Managing General Partner is uncertain as to the amount of loss, if any, allocable to the Partnership.  Therefore, the Partnership cannot estimate whether a loss will occur or a potential range of loss.

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

The Partnership's investment properties consist of two apartment complexes at June 30, 2008.  The following table sets forth the average occupancy of the properties for the six months ended June 30, 2008 and 2007:

	Average Occupancy
Property	2008	2007

Bexley House Apartments	99%	97%
Columbus, Ohio
Covington Pointe Apartments	96%	97%
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

Results of Operations

The Partnership had net income of approximately $2,242,000 and $2,178,000 for the three and six months ended June 30, 2008, respectively, compared to net income of approximately $5,503,000 and $5,267,000 for the three and six months ended June 30, 2007, respectively.  The decrease in net income for both periods is primarily due to a decrease in the recognition of a gain on sale of discontinued operations partially offset by an increase in the Partnership’s share of income from its joint venture investment and a decrease in loss from discontinued operations.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated statements of operations for both the three and six months ended June 30, 2007 reflect the operations of Lakeside Apartments as discontinued operations as a result of the sale of the property on June 29, 2007.

On June 29, 2007, the Partnership sold one of its investment properties, Lakeside Apartments, to a third party.  In addition to Lakeside Apartments, affiliates of the third party also purchased nine other apartment complexes, all of which were owned by entities affiliated with AIMCO Properties, L.P., an affiliate of the Managing General Partner of the Partnership. The total sales price for Lakeside Apartments and the other properties was approximately $95,800,000 of which approximately $8,850,000 was allocated to Lakeside Apartments.  The net proceeds realized by the Partnership was approximately $8,823,000 after payment of closing costs.  The Partnership used approximately $2,611,000 to repay the mortgage encumbering the property.  The Partnership realized a gain of approximately $5,716,000 as a result of the sale. The property’s operations of approximately $98,000 and $140,000 are shown as loss from discontinued operations for the three and six months ended June 30, 2007, respectively, and include revenues of approximately $366,000 and $700,000, respectively. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $9,000 as a result of the write off of unamortized loan costs of approximately $4,000 and a termination fee of approximately $5,000.  This amount is included in loss from discontinued operations for the three and six months ended June 30, 2007.

The Partnership owns a 17.5% interest in the Sterling Crest Joint Venture (the “Joint Venture”) with Davidson Growth Plus, L.P., an affiliate of the Managing General Partner, which owns the remaining 82.5% of the Joint Venture. On June 10, 2008, the Joint Venture sold its investment property, Brighton Crest Apartments, to a third party for a gross sales price of approximately $21,500,000. The net proceeds realized by the Joint Venture were approximately $21,239,000 after payment of closing costs of approximately $261,000. The Joint Venture distributed approximately $6,904,000 to its partners during June 2008, of which the Partnership’s share was approximately $1,208,000.

There were no distributions received from the Joint Venture during the six months ended June 30, 2007.  During the six months ended June 30, 2008 and 2007, the Partnership recognized approximately $2,301,000 and $(43,000) of equity in income (loss) of the Joint Venture, respectively.  At December 31, 2007, the Partnership had received distributions and recognized equity in losses of the Joint Venture in excess of its general partnership interest and had an investment deficit of approximately $1,055,000. At June 30, 2008, the Partnership’s investment in the Joint Venture is approximately $38,000.

Excluding the gain on sale and loss from discontinued operations along with the equity in income (loss) of joint venture the Partnership had a loss of approximately $71,000 and $123,000 for the three and six months ended June 30, 2008, respectively, compared to a loss of approximately $88,000 and $266,000 for the three and six months ended June 30, 2007, respectively.  The decrease in loss before equity in income (loss) of joint venture and discontinued operations for the three months ended June 30, 2008 is due to a decrease in total expenses.   Total revenues remained relatively constant for the three month period as an increase in rental income was offset by a decrease in other income.   The decrease in loss before equity in income (loss) of joint venture and discontinued operations for the six months ended June 30, 2008 is due to a decrease in total expenses and an increase in total revenues.

Total revenues increased for the six months ended June 30, 2008 due to increases in both rental and other income.  Rental income increased due to increases in the average rental rate at both investment properties and an increase in occupancy at Bexley House Apartments partially offset by a decrease in occupancy at Covington Pointe Apartments.  Other income increased due to an increase in lease cancellation fees and resident utility reimbursements at Covington Pointe Apartments and interest income due to higher cash balances.

Total expenses decreased for the six months ended June 30, 2008 due to a decrease in interest expense partially offset by increases in operating and property tax expenses. Depreciation and general and administrative expenses remained relatively constant for the comparable period. Total expenses decreased for the three months ended June 30, 2008 due to a decrease in interest expense, partially offset by an increase in property tax expense. Operating, depreciation and general and administrative expenses remained relatively constant for the comparable period. Interest expense decreased for both the three and six month periods due to a decrease in interest incurred on advances from AIMCO Properties, L.P., an affiliate of the Managing General Partner, as a result of such advances being fully repaid during the second quarter of 2007.  Property tax expense increased for both the three and six month periods due to the receipt of a refund during the second quarter of 2007 of prior year taxes due to a decrease in the assessed value of Bexley House Apartments.  Operating expense increased for the six month periods due to increases in maintenance and property expenses.  Maintenance expense increased primarily due to increases in building improvements, gate repairs, HVAC parts and supplies and clean up costs related to vandalism at Covington Pointe Apartments.  Property expense increased due to increases in utility and payroll costs at Bexley House Apartments.

Included in general and administrative expense for the six months ended June 30, 2008 and 2007 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At June 30, 2008, the Partnership had cash and cash equivalents of approximately $353,000 compared to approximately $2,768,000 at June 30, 2007.  Cash and cash equivalents decreased approximately $488,000 since December 31, 2007 due to approximately $1,644,000 of cash used in financing activities, partially offset by approximately $1,060,000 and $96,000 of cash provided by investing and operating activities, respectively. Cash used in financing activities consisted of payments of principal on the mortgages encumbering the Partnership's investment properties and distributions to partners. Cash provided by investing activities consisted of a distribution received from the Partnership’s investment in a Joint Venture, partially offset by property improvements and replacements.  The Partnership invests its working capital reserves in interest bearing accounts.

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

Bexley House Apartments

During the six months ended June 30, 2008, the Partnership completed approximately $18,000 of capital improvements at Bexley House Apartments, consisting primarily of interior model enhancements, window replacements and washer and dryer replacements. These improvements were funded from operating cash flow.  The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Covington Pointe Apartments

During the six months ended June 30, 2008, the Partnership completed approximately $151,000 of capital improvements at Covington Pointe Apartments, consisting primarily of air conditioning, flooring covering, kitchen and bath upgrades, appliance and roof replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or Partnership reserves.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership’s investment properties of approximately $6,815,000 is amortized over varying periods, with a balloon payment of approximately $4,416,000 due in July 2010 for Covington Pointe Apartments. The mortgage encumbering Bexley House Apartments matures in July 2021 at which time the loan is scheduled to be fully amortized. The Managing General Partner will attempt to refinance and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

The Partnership distributed the following amounts during the six months ended June 30, 2008 and 2007 (in thousands, except per unit data).

	Six Months	Per Limited	Six Months	Per Limited
	Ended	Partnership	Ended	Partnership
	June 30, 2008	Unit	June 30, 2007	Unit

Sale (1)	$1,479	$53.59	$ --	$ --

(1)

Additional sale proceeds from the 2007 sale of Lakeside Apartments and the 2008 distribution of sale proceeds from the Sterling Crest Joint Venture sale of its investment property.

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

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 13,236.50 limited partnership units (the "Units") in the Partnership representing 49.43% of the outstanding Units at June 30, 2008.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 49.43% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

ITEM 4T.

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing.  On May 21, 2008, the California Supreme Court denied Appellant’s Petition for Review.  Objector has until August 19, 2008 to file a petition for certiorari with the United States Supreme Court.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts will be dismissed.  At this time, affiliates of the Managing General Partner are attempting to obtain additional information to determine the most equitable allocation of settlement amounts and attorneys’ fees.  The Managing General Partner is uncertain as to the amount of loss, if any, allocable to the Partnership.  Therefore, the Partnership cannot estimate whether a loss will occur or a potential range of loss.

ITEM 6.

EXHIBITS

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAVIDSON INCOME REAL ESTATE, L.P.

By: Davidson Diversified Properties, Inc.,
Managing General Partner

Date: August 14, 2008	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: August 14, 2008	By: /s/Stephen B. Waters
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

Exhibit

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

Exhibit

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

10XX

Reinstatement of and Second Amendment to Purchase and Sale Contract between Brighton Crest, L.P., a South Carolina Limited Partnership and Tital Real Estate Investment Group, LLC, an Ohio limited liability company, dated June 5, 2008. Filed with Current Report on Form 8-K of Registrant dated June 5, 2008 and incorporated herein by reference.

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

Exhibit

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