Form 10-Q
period 2008-09-30
DAVIDSON INCOME REAL ESTATE LP
filed 2008-11-14
CIK 768598

UNITED STATES

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

DAVIDSON INCOME REAL ESTATE, L.P.

CONSOLIDATED BALANCE SHEETS

 (in thousands, except unit data)

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Note)
		(Restated)
Assets
Cash and cash equivalents	$ 400	$ 841
Receivables and deposits	89	78
Other assets	91	107
Investment in joint venture (Note D)	36	--
Investment property:
Land	1,935	1,935
Buildings and related personal property	9,958	9,705
	11,893	11,640
Less accumulated depreciation	(7,885)	(7,528)
	4,008	4,112
Assets held for sale (Note A)	2,908	2,635
	$ 7,532	$ 7,773

Liabilities and Partners' (Deficiency) Capital
Liabilities
Accounts payable	$ 107	$ 43
Tenant security deposit liabilities	24	26
Accrued property taxes	142	189
Other liabilities	119	131
Deficit in joint venture (Note D)	--	1,055
Mortgage notes payable	4,857	5,037
Liabilities related to assets held for sale (Note A)	2,409	2,053
	7,658	8,534

Partners' (Deficiency) Capital
General partners	(776)	(795)
Limited partners (26,776 units issued and
outstanding)	650	34
	(126)	(761)
	$ 7,532	$ 7,773

Note: The consolidated balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON INCOME REAL ESTATE, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
		(Restated)		(Restated)
Revenues:
Rental income	$ 413	$ 405	$ 1,226	$ 1,203
Other income	35	46	112	100
Total revenues	448	451	1,338	1,303

Expenses:
Operating	232	212	646	587
General and administrative	45	50	131	148
Depreciation	129	116	375	346
Interest	50	56	153	325
Property taxes	42	47	142	142
Total expenses	498	481	1,447	1,548

Loss before equity in (loss) income of joint venture,
casualty gain and discontinued
operations	(50)	(30)	(109)	(245)
Casualty gains (Note E)	36	16	36	16
Equity in (loss) income of joint
venture	(2)	(17)	2,299	(60)
(Loss) income before discontinued
operations	(16)	(31)	2,226	(289)
Loss from discontinued operations
(Notes A and B)	(48)	(57)	(112)	(248)
Gain on sale of discontinued
operations (Note B)	--	--	--	5,716
Net (loss) income	$ (64)	$ (88)	$ 2,114	$ 5,179

Net (loss) income allocated to
general partners (3%)	$ (2)	$ (3)	$ 63	$ 155
Net (loss) income allocated to
limited partners (97%)	(62)	(85)	2,051	5,024
	$ (64)	$ (88)	$ 2,114	$ 5,179

Per limited partnership unit:
(Loss) income from continuing
operations	$ (.56)	$ (1.12)	$ 80.67	$(10.44)
Loss from discontinued operations	(1.75)	(2.05)	(4.07)	(9.00)
Gain on sale of discontinued
operations	--	--	--	207.07
	$ (2.31)	$ (3.17)	$ 76.60	$187.63

Distributions per limited
partnership Unit	$ --	$ 65.36	$ 53.59	$ 65.36

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON INCOME REAL ESTATE, L.P.

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partners

Partners

				Total

Original capital contributions	26,776	$ 1	$26,776	$26,777

Partners' (deficiency) capital
at December 31, 2007	26,776	$ (795)	$ 34	$ (761)

Distributions to partners	--	(44)	(1,435)	(1,479)

Net income for the nine months
ended September 30, 2008	--	63	2,051	2,114

Partners' (deficiency) capital
at September 30, 2008	26,776	$ (776)	$ 650	$ (126)

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON INCOME REAL ESTATE, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net income	$ 2,114	$ 5,179
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Casualty gain	(36)	(16)
Gain on sale of investment property	--	(5,716)
Depreciation	554	738
Loss on extinguishment of debt	--	9
Amortization of loan costs	15	23
Equity in (income) loss of joint venture	(2,299)	60
Change in accounts:
Receivables and deposits	(11)	53
Other assets	3	19
Accounts payable	42	(53)
Tenant security deposit liabilities	(1)	(41)
Accrued property taxes	(59)	(69)
Other liabilities	(14)	(28)
Due to affiliates	--	(578)
Net cash provided by (used in) operating activities	308	(420)

Cash flows from investing activities:
Net proceeds from sale of investment property	--	8,823
Distribution from joint venture	1,208	--
Deferred revenue	410	--
Property improvements and replacements	(270)	(402)
Net (deposits to) withdrawals from restricted escrows	(410)	6
Insurance proceeds received	40	19
Net cash provided by investing activities	978	8,446

Cash flows from financing activities:
Payments on mortgage notes payable	(248)	(275)
Repayments of mortgage note payable	--	(2,611)
Distributions to partners	(1,479)	(1,804)
Advances from affiliates	--	123
Payment on advances from affiliates	--	(2,931)
Net cash used in financing activities	(1,727)	(7,498)

Net (decrease) increase in cash and cash equivalents	(441)	528
Cash and cash equivalents at beginning of period	841	279

Cash and cash equivalents at end of period	$ 400	$ 807

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 247	$ 985

Supplemental disclosure of non-cash flow activity:
Property improvements and replacements in accounts
payable	$ 25	$ 5
Deferred revenue included in assets and liabilities
Held for sale	$ 26	$ --

At December 31, 2007 and 2006, approximately $3,000 and $6,000 of property improvements and replacements were included in accounts payable and are included in property improvements and replacements at September 30, 2008 and 2007, respectively.

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON INCOME REAL ESTATE, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Davidson Income Real Estate, L.P. (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of Davidson Diversified Properties, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended September 30, 2008, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated statements of operations for the three and nine months ended September 30, 2007 have been restated to reflect the operations of Bexley House Apartments as discontinued operations. The Partnership entered into a sale contract on September 29, 2008 to sell Bexley House Apartments to a third party (see Note F – Subsequent Event).  In connection with the sale contract, the Partnership received a deposit of approximately $436,000, of which approximately $26,000 was subsequently allocated from other partnerships affiliated with the Managing General Partner and is included as a receivable in assets and deferred revenue in liabilities held for sale at September 30, 2008. The respective assets and liabilities of Bexley House Apartments are classified as held for sale as of September 30, 2008 and December 31, 2007. The accompanying consolidated statements of operations for the three and nine months ended September 30, 2007 also include the operations of Lakeside Apartments as discontinued operations as a result of the sale of the property on June 29, 2007. Included in loss from discontinued operations for the three and nine months ended September 30, 2008 are losses of approximately $48,000 and $112,000, respectively, including revenues of approximately $230,000 and $683,000, respectively. Included in loss from discontinued operations for the three and nine months ended September 30, 2007 are losses of approximately $57,000 and $248,000, respectively, including revenues of approximately $201,000 and $1,334,000, respectively. The respective assets and liabilities of Bexley House Apartments were classified as held for sale as of December 31, 2007 and the accompanying consolidated balance sheet has been restated for this classification as of this date.

Certain reclassifications have been made to the 2007 balances to conform to the 2008 presentation.

Note B – Disposition of Investment Property

On June 29, 2007, the Partnership sold one of its investment properties, Lakeside Apartments, to a third party.  In addition to Lakeside Apartments, affiliates of the third party also purchased nine other apartment complexes, all of which were owned by entities affiliated with AIMCO Properties, L.P., an affiliate of the Managing General Partner. The total sales price for Lakeside Apartments and the other properties was approximately $95,800,000 of which approximately $8,850,000 was allocated to Lakeside Apartments.  The net proceeds realized by the Partnership were approximately $8,823,000 after payment of closing costs.  The Partnership used approximately $2,611,000 to repay the mortgage encumbering the property.  The Partnership realized a gain of approximately $5,716,000 for the nine months ended September 30, 2007 as a result of the sale. The property’s operations of approximately zero and $140,000 are shown as loss from discontinued operations for the three and nine months ended September 30, 2007, respectively, and include revenues of approximately zero and $700,000, respectively. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $9,000 as a result of the write off of unamortized loan costs of approximately $4,000 and a termination fee of approximately $5,000.  This amount is included in loss from discontinued operations for the three and nine months ended September 30, 2007.

Note C – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from both of the Partnership's investment properties as compensation for providing property management services.  The Partnership paid to such affiliates approximately $100,000 and $130,000 for the nine months ended September 30, 2008 and 2007, respectively, which is included in operating expenses and loss from discontinued operations.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $81,000 and $112,000 for the nine months ended September 30, 2008 and 2007, respectively, which are included in general and administrative expenses, investment properties, assets held for sale and gain on sale of discontinued operations.  The portion of these reimbursements included in investment properties, assets held for sale and gain on sale of discontinued operations for the nine months ended September 30, 2008 and 2007 are construction management services provided by an affiliate of the Managing General Partner of approximately $26,000 and $25,000, respectively.

During the nine months ended September 30, 2008, there were no advances or associated accrued interest owed to AIMCO Properties, L.P., an affiliate of the Managing General Partner. During the nine months ended September 30, 2007, AIMCO Properties, L.P. advanced approximately $123,000 to the Partnership to pay accounts payable and real estate taxes at Covington Pointe Apartments and accounts payable at Lakeside Apartments. Interest on the advances was charged at prime plus 1%. Interest expense on the advances was approximately $157,000 for the nine months ended September 30, 2007. During the nine months ended September 30, 2007, the Partnership repaid AIMCO Properties, L.P. approximately $3,560,000 which included $629,000 of accrued interest. There were no advances outstanding at September 30, 2008 and December 31, 2007.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership Agreement provides for payment of a fee to the Managing General Partner for managing the affairs of the Partnership.  The fee is 2% of adjusted cash from operations, as defined in the Partnership Agreement.  The fee is payable only after the Partnership has distributed, to all limited partners, adjusted cash from operations in any year equal to 10% of their adjusted invested capital as defined in the partnership agreement.  No fees were earned for the nine months ended September 30, 2008 and 2007 or payable at September 30, 2008 and December 31, 2007.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability, and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the nine months ended September 30, 2008, the Partnership was charged by AIMCO and its affiliates approximately $47,000 for insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2008 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $123,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2007.

Note D – Investment/Deficit in Joint Venture Investment

The Partnership owns a 17.5% interest in the Sterling Crest Joint Venture (the “Joint Venture”) with Davidson Growth Plus, L.P., an affiliate of the Managing General Partner, which owns the remaining 82.5% of the Joint Venture. On June 10, 2008, the Joint Venture sold its investment property, Brighton Crest Apartments, to a third party for a gross sales price of approximately $21,500,000. The net proceeds realized by the Joint Venture were approximately $21,239,000 after payment of closing costs of approximately $261,000. The Joint Venture distributed approximately $6,904,000 to its partners during the nine months ended September 30, 2008, of which the Partnership’s share was approximately $1,208,000.

There were no distributions received from the Joint Venture during the nine months ended September 30, 2007.  During the nine months ended September 30, 2008 and 2007, the Partnership recognized approximately $2,299,000 and $(60,000) of equity in income (loss) of the Joint Venture, respectively.  At December 31, 2007, the Partnership had received distributions and recognized equity in losses of the Joint Venture in excess of its general partnership interest and had an investment deficit of approximately $1,055,000. At September 30, 2008, the Partnership’s investment in the Joint Venture is approximately $36,000.

The following table represents the net income (loss) of the Sterling Crest Joint Venture for the nine months ended September 30, 2008 and 2007 (in thousands):

	Nine Months Ended September 30,
	2008	2007

Operating revenues	$ 1,155	$ 1,891
Operating expenses	(1,414)	(2,231)
Operating loss	(259)	(340)
Debt extinguishment costs	(2,800)	--
Gain on sale of investment property	15,465	--

Net income (loss)	$12,406	$ (340)

Note E – Casualty

In September 2008, Bexley House Apartments sustained damage from Hurricane Ike.  During the nine months ended September 30, 2008, the Partnership estimated damages to be approximately $25,000 of clean up costs.  The estimated clean up costs were included in loss from discontinued operations for the three and nine months ended September 30, 2008.

On April 10, 2008 Covington Pointe Apartments suffered damage to several of its apartment units as a result of severe winds which resulted in roofs blowing off the apartment units. During the nine months ended September 30, 2008, the Partnership received approximately $43,000 in insurance proceeds, including approximately $3,000 in lost rents, related to this casualty. The Partnership recognized a casualty gain of approximately $36,000 for the three and nine months ended September 30, 2008 as a result of the receipt of approximately $40,000 in insurance proceeds net of the write-off of undepreciated assets of approximately $4,000.

In May 2007, Covington Pointe suffered damage to two of its rental units as a result of vandalism and water damage.  Insurance proceeds of approximately $19,000 were received during the three and nine months ended September 30, 2007. The Partnership recognized a casualty gain of approximately $16,000 for the three and nine months ended September 30, 2007 as a result of the receipt of approximately $19,000 in insurance proceeds net of the write-off of the undepreciated assets of approximately $3,000.

Note F – Subsequent Event

On October 22, 2008, the Partnership sold one of its investment properties, Bexley House Apartments, to a third party for a sales price of $4,350,000.  The net proceeds realized by the Partnership were approximately $4,329,000 after payment of closing costs.  The Partnership used approximately $1,867,000 to repay the mortgage encumbering the property.  The Partnership anticipates recognizing a gain, during the fourth quarter of 2008, of approximately $1,848,000 as a result of the sale.  In addition, the Partnership anticipates recognizing a loss on extinguishment of debt, during the fourth quarter of 2008, of approximately $438,000 as a result of the write off of unamortized loans costs and payment of a prepayment penalty.

In addition, subsequent to September 30, 2008, the Partnership distributed approximately $1,724,000 (approximately $1,672,000 to its limited partners or $62.44 per limited partnership unit) to its partners from the proceeds received from the October 22, 2008 sale of Bexley House Apartments.

Note G – Contingencies

The Partnership has previously disclosed in its quarterly, annual and current reports the legal proceedings related to the Nuanes and Heller actions.  On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeal had remanded the matter for further findings.  On August 31, 2006, an objector filed an appeal from the order.  The Court of Appeal issued an opinion on February 20, 2008, affirming the order approving the settlement and judgment entered thereto, and the California Supreme Court thereafter denied the objector’s petition for review.  All appeals were exhausted, and the Court’s order approving the settlement and entering judgment is now final. Payments associated with the settlement were disbursed during September 2008.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts will be dismissed. During the three months ended September 30, 2008, the Partnership was charged approximately $3,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

The Partnership's investment properties consist of two apartment complexes at September 30, 2008.  The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2008 and 2007:

	Average Occupancy
Property	2008	2007

Bexley House Apartments (1)	99%	97%
Columbus, Ohio
Covington Pointe Apartments	96%	98%
Dallas, Texas

(1)   Bexley House Apartments is classified as held for sale at September 30, 2008 and sold October 2008.

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

Results of Operations

The Partnership had a net loss of approximately $64,000 and net income of approximately $2,114,000 for the three and nine months ended September 30, 2008, respectively, compared to a net loss of approximately $88,000 and net income of approximately $5,179,000 for the three and nine months ended September 30, 2007, respectively. The decrease in net loss for the three months ended September 30, 2008 is due to an increase in the recognition of a casualty gain, a decrease in the Partnership’s share of loss from its joint venture investment and a decrease in loss from discontinued operations, partially offset by an increase in total expenses. The decrease in net income for the nine months ended September 30, 2008 is primarily due to a decrease in the recognition of a gain on sale of discontinued operations partially offset by an increase in the Partnership’s share of income from its joint venture investment, an increase in total revenues, an increase in the recognition of a casualty gain, a decrease in loss from discontinued operations and a decrease in total expenses.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the consolidated statements of operations for the three and nine months ended September 30, 2007 have been restated to reflect the operations of Bexley House Apartments as discontinued operations. The Partnership entered into a sale contract on September 29, 2008 to sell Bexley House Apartments to a third party.  See Item 1. Financial Statements Note F-Subsequent Event.  In connection with the sale contract, the Partnership received a deposit of approximately $436,000, of which approximately $26,000 was subsequently allocated from other partnerships affiliated with the Managing General Partner and is included as a receivable in assets and deferred revenue in liabilities held for sale at September 30, 2008.  The respective assets and liabilities of Bexley House Apartments are classified as held for sale as of September 30, 2008 and December 31, 2007. The accompanying consolidated statements of operations for the three and nine months ended September 30, 2007 also include the operations of Lakeside Apartments as discontinued operations as a result of the sale of the property on June 29, 2007. Included in loss from discontinued operations for the three and nine months ended September 30, 2008 are losses of approximately $48,000 and $112,000, respectively, including revenues of approximately $230,000 and $683,000, respectively. Included in loss from discontinued operations for the three and nine months ended September 30, 2007 are losses of approximately $57,000 and $248,000, respectively, including revenues of approximately $201,000 and $1,334,000, respectively. The respective assets and liabilities of Bexley House Apartments were classified as held for sale as of December 31, 2007 and the consolidated balance sheet has been restated for this classification as of this date.

On June 29, 2007, the Partnership sold one of its investment properties, Lakeside Apartments, to a third party.  In addition to Lakeside Apartments, affiliates of the third party also purchased nine other apartment complexes, all of which were owned by entities affiliated with AIMCO Properties, L.P., an affiliate of the Managing General Partner of the Partnership. The total sales price for Lakeside Apartments and the other properties was approximately $95,800,000 of which approximately $8,850,000 was allocated to Lakeside Apartments.  The net proceeds realized by the Partnership were approximately $8,823,000 after payment of closing costs.  The Partnership used approximately $2,611,000 to repay the mortgage encumbering the property.  The Partnership realized a gain of approximately $5,716,000 for the nine months ended September 30, 2007 as a result of the sale. The property’s operations of approximately zero and $140,000 are shown as loss from discontinued operations for the three and nine months ended September 30, 2007, respectively, and include revenues of approximately zero and $700,000, respectively. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $9,000 as a result of the write off of unamortized loan costs of approximately $4,000 and a termination fee of approximately $5,000.  This amount is included in loss from discontinued operations for the nine months ended September 30, 2007.

The Partnership owns a 17.5% interest in the Sterling Crest Joint Venture (the “Joint Venture”) with Davidson Growth Plus, L.P., an affiliate of the Managing General Partner, which owns the remaining 82.5% of the Joint Venture. On June 10, 2008, the Joint Venture sold its investment property, Brighton Crest Apartments, to a third party for a gross sales price of approximately $21,500,000. The net proceeds realized by the Joint Venture were approximately $21,239,000 after payment of closing costs of approximately $261,000. The Joint Venture distributed approximately $6,904,000 to its partners during the nine months ended September 30, 2008, of which the Partnership’s share was approximately $1,208,000.

There were no distributions received from the Joint Venture during the nine months ended September 30, 2007.  During the nine months ended September 30, 2008 and 2007, the Partnership recognized approximately $2,299,000 and $(60,000) of equity in income (loss) of the Joint Venture, respectively.  At December 31, 2007, the Partnership had received distributions and recognized equity in losses of the Joint Venture in excess of its general partnership interest and had an investment deficit of approximately $1,055,000. At September 30, 2008, the Partnership’s investment in the Joint Venture is approximately $36,000.

The Partnership had a loss before equity in (loss) income of joint venture, casualty gain and discontinued operations of approximately $50,000 and $109,000 for the three and nine months ended September 30, 2008, respectively, compared to a loss before equity in (loss) income of joint venture, casualty gain and discontinued operations of approximately $30,000 and $245,000 for the three and nine months ended September 30, 2007, respectively.  The increase in the loss for the three months ended September 30, 2008, is due to an increase in total expense and a slight decrease in total revenues.  The decrease in the loss for the nine months ended September 30, 2008 is due to a decrease in total expenses and an increase in total revenues.  Total revenues decreased for the three months ended September 30, 2008 due to a decrease in other income, partially offset by an increase in rental income. Total revenues increased for the nine months ended September 30, 2008 due to increases in both rental income and other income. Rental income increased for both periods due to an increase in the average rental rate at Covington Pointe Apartments, partially offset by a decrease in occupancy and an increase in bad debt expense. Other income increased for the nine months ended September 30, 2008 due to an increase in resident utility reimbursements at Covington Pointe Apartments partially offset by a decrease in interest income due to a decrease in interest rates. The decrease in other income for the three months ended September 30, 2008 is primarily due to a decrease in interest income.

Total expenses increased for the three months ended September 30, 2008 due to increases in operating and depreciation expenses. Property tax expense, interest expense and general and administrative expense remained relatively constant for the comparable period. Operating expense increased for the three month period primarily due to an increase in maintenance expense, partially offset by decreases in property, administrative and insurance expenses.  Maintenance expense increased due to increases in painting and cleaning costs along with a decrease in capitalized payroll costs.  The decrease in property expense is primarily related to a decrease in payroll costs.   The decrease in administrative expense is due to a decrease in professional fees which were incurred during 2007 related to appealing property tax billings. Insurance expense decreased as a result of a decrease in insurance premiums charged to the property.  Depreciation expense increased due to new property improvements and replacements being placed in service. Total expenses decreased for the nine months ended September 30, 2008 due to decreases in interest and general and administrative expenses partially offset by increases in operating and depreciation expenses. Property tax expense remained constant for the comparable period. Interest expense decreased due to a decrease in interest on advances from AIMCO Properties, L.P. as advances were repaid during the nine months ended September 30, 2007 and no advances were made during the nine months ended September 30, 2008. Operating expense increased for the nine month period primarily due to increases in maintenance expense, partially offset by decreases in property and insurance expenses.  Maintenance expense increased due to increases in painting and cleaning costs, maintenance supplies, pool repairs and repair costs to apartment units along with a decrease in capitalized payroll costs.  The decrease in property expense is primarily related to a decrease in payroll costs.   Insurance expense decreased as a result of a decrease in insurance premiums charged to the property. Depreciation expense increased due to new property improvements and replacements being placed in service.

In September 2008, Bexley House Apartments sustained damage from Hurricane Ike.  During the nine months ended September 30, 2008, the Partnership estimated damages to be approximately $25,000 of clean up costs.  The estimated clean up costs were included in loss from discontinued operations for the three and nine months ended September 30, 2008.

On April 10, 2008 Covington Pointe Apartments suffered damages to several of its apartment units as a result of severe winds which resulted in roofs blowing off the apartment units. During the nine months ended September 30, 2008, the Partnership received approximately $43,000 in insurance proceeds, including approximately $3,000 in lost rents, related to this casualty. The Partnership recognized a casualty gain of approximately $36,000 for the three and nine months ended September 30, 2008 as a result of the receipt of approximately $40,000 in insurance proceeds net of the write-off of undepreciated assets of approximately $4,000.

In May 2007, Covington Pointe suffered damage to two of its rental units as a result of vandalism and water damage.  Insurance proceeds of approximately $19,000 were received during the three and nine months ended September 30, 2007. The Partnership recognized a casualty gain of approximately $16,000 for the three and nine months ended September 30, 2007 as a result of the receipt of approximately $19,000 in insurance proceeds net of the write-off of the undepreciated assets of approximately $3,000.

General and administrative expenses decreased for the nine months ended September 30, 2008 primarily due to a decrease in management reimbursements as a result of the June 2007 sale of Lakeside Apartments. Included in general and administrative expense for the nine months ended September 30, 2008 and 2007 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At September 30, 2008, the Partnership had cash and cash equivalents of approximately $400,000 compared to approximately $807,000 at September 30, 2007.  Cash and cash equivalents decreased approximately $441,000 since December 31, 2007 due to approximately $1,727,000 of cash used in financing activities, partially offset by approximately $978,000 and $308,000 of cash provided by investing and operating activities, respectively. Cash used in financing activities consisted of payments of principal on the mortgages encumbering the Partnership's investment properties and distributions to partners. Cash provided by investing activities consisted of the receipt of insurance proceeds, a distribution received from the Partnership’s investment in a Joint Venture and the receipt of a good faith deposit related to the sale of Bexley House Apartments, partially offset by property improvements and replacements and net deposits to restricted escrows. The Partnership invests its working capital reserves in interest bearing accounts.

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

Bexley House Apartments

During the nine months ended September 30, 2008, the Partnership completed approximately $18,000 of capital improvements at Bexley House Apartments, consisting primarily of interior model enhancements, flooring replacements and washer and dryer replacements. These improvements were funded from operating cash flow. Subsequent to September 30, 2008, the Partnership sold Bexley House Apartments to a third party.

Covington Pointe Apartments

During the nine months ended September 30, 2008, the Partnership completed approximately $274,000 of capital improvements at Covington Pointe Apartments, consisting primarily of air conditioning, flooring covering, kitchen and bath upgrades, appliance and roof replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or Partnership reserves.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership’s investment properties of approximately $6,732,000 is amortized over varying periods, with a balloon payment of approximately $4,416,000 due in July 2010 for Covington Pointe Apartments. The mortgage encumbering Bexley House Apartments was to mature in July 2021 at which time the loan was scheduled to be fully amortized. Subsequent to September 30, 2008, the Partnership repaid the mortgage encumbering Bexley House Apartments with proceeds from the October 22, 2008 sale of the investment property. The Managing General Partner will attempt to refinance and/or sell Covington Pointe Apartments prior to such maturity dates. If the property cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such property through foreclosure.

The Partnership distributed the following amounts during the nine months ended September 30, 2008 and 2007 (in thousands, except per unit data).

	Nine Months	Per Limited	Nine Months	Per Limited
	Ended	Partnership	Ended	Partnership

September 30, 2008

Unit

September 30, 2007

Unit

Sale (1)	$1,479	$53.59	$ --	$ --

(1)            Additional sale proceeds from the 2007 sale of Lakeside Apartments and the 2008 distribution of sale proceeds from the Sterling Crest Joint Venture sale of its investment property.

Subsequent to September 30, 2008, the Partnership distributed approximately $1,724,000 (approximately $1,672,000 to its limited partners or $62.44 per limited partnership unit) to its partners representing proceeds from the October 22, 2008 sale of Bexley House Apartments.

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

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 13,236.50 limited partnership units (the "Units") in the Partnership representing 49.43% of the outstanding Units at September 30, 2008.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 49.43% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

The Partnership has previously disclosed in its quarterly, annual and current reports the legal proceedings related to the Nuanes and Heller actions.  On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeal had remanded the matter for further findings.  On August 31, 2006, an objector filed an appeal from the order.  The Court of Appeal issued an opinion on February 20, 2008, affirming the order approving the settlement and judgment entered thereto, and the California Supreme Court thereafter denied the objector’s petition for review.  All appeals were exhausted, and the Court’s order approving the settlement and entering judgment is now final.  Payments associated with the settlement were disbursed during September 2008.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts will be dismissed. During the three months ended September 30, 2008, the Partnership was charged approximately $3,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

ITEM 6.     EXHIBITS

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAVIDSON INCOME REAL ESTATE, L.P.

By: Davidson Diversified Properties, Inc.,
Managing General Partner

Date: November 13, 2008	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: November 13, 2008	By: /s/Stephen B. Waters
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

10 YY            Agreement for Purchase and Sale and Joint Escrow Instructions between Bexley House, L.P., a Delaware limited partnership, and the affiliated Selling Partnerships and JRK Property Holdings, Inc., a California corporation and JRK Birchmont Advisors, LLC, a Delaware limited liability company, dated September 29, 2008.  Filed with Current Report on Form 8-K of Registrant dated September 29, 2008 and incorporated herein by reference.

10 ZZ            First Amendment to Agreement for Purchase and Sale and Joint Escrow Instructions between Bexley House, L.P., a Delaware limited partnership, and the affiliated Selling Partnerships and JRK Property Holdings, Inc., a California corporation and JRK Birchmont Advisors, LLC, a Delaware limited liability company, dated September 30, 2008. Filed with Current Report on Form 8-K of Registrant dated September 29, 2008 and incorporated herein by reference.

10 AAA           Second Amendment to Agreement for Purchase and Sale and Joint Escrow Instructions between Bexley House, L.P., a Delaware limited partnership, and the affiliated Selling Partnerships and JRK Property Holdings, Inc., a California corporation and JRK Birchmont Advisors, LLC, a Delaware limited liability company, dated October 2, 2008.  Filed with Current Report on Form 8-K of Registrant dated September 29, 2008 and incorporated herein by reference.

10 BBB           Third Amendment to Agreement for Purchase and Sale and Joint Escrow Instructions between Bexley House, L.P., a Delaware limited partnership, and the affiliated Selling Partnerships and JRK Property Holdings, Inc., a California corporation and JRK Birchmont Advisors, LLC, a Delaware limited liability company, dated October 21, 2008.  Filed with Current Report on Form 8-K of Registrant dated October 22, 2008 and incorporated herein by reference.

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