Form 10-K
period 2008-12-31
DAVIDSON INCOME REAL ESTATE LP
filed 2009-03-24
CIK 768598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Registrant's telephone number, including area code (864) 239-1000

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Units of Limited Partnership
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) contained herein, and will not be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were last sold, or the average bid and asked prices of such partnership interests as of the last business day of the registrant’s most recently completed second fiscal quarter.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Annual Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s property and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risk; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s consolidated financial statements and the notes thereto, as well as the section entitled “Risk Factors” described in Item 1A of this Annual Report and the other documents the Partnership files from time to time with the Securities and Exchange Commission.

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

The offering of the Partnership's limited partnership units ("Units") commenced on July 26, 1985, and terminated on May 30, 1986.  The Partnership received gross proceeds from the offering of $26,776,000 and net proceeds of $25,700,160.  All of the net proceeds of the offering were invested in four residential properties, one of which was sold in 2003, one of which was sold in June 2007, and one of which was sold in October 2008.  The Partnership had also invested in a 17.5% joint venture interest which owned one residential property, which was sold in June 2008.  As of December 31, 2008, the Partnership continues to own one residential property.  See "Item 2. Property” for a description of the Partnership's remaining property.

The Partnership has no employees. Management and administrative services are provided by the Managing General Partner and by agents retained by the Managing General Partner. An affiliate of the Managing General Partner provides property management services at the Partnership’s property.

1A. Risk Factors

The risk factors noted in this section and other factors noted throughout this Annual Report describe certain risks and uncertainties that could cause the Partnership’s actual results to differ materially from those contained in any forward-looking statement.

The Partnership’s existing and future debt financing could render it unable to operate, result in foreclosure on its property, prevent it from making distributions on its equity or otherwise adversely affect its liquidity.

The Partnership is subject to the risk that its cash flow from operations will be insufficient to make required payments of principal and interest, and the risk that existing indebtedness may not be refinanced or that the terms of any refinancing will not be as favorable as the terms of existing indebtedness. If the Partnership fails to make required payments of principal and interest on secured debt, its lender could foreclose on the property securing such debt, which would result in loss of income and asset value to the Partnership.  Payments of principal and interest may leave the Partnership with insufficient cash resources to operate its property or pay distributions.

Disruptions in the financial markets could affect the Partnership’s ability to obtain financing and the cost of available financing and could adversely affect the Partnership’s liquidity.

The Partnership’s ability to obtain financing and the cost of such financing depends on the overall condition of the United States credit markets and the level of involvement of certain government sponsored entities, specifically, Federal Home Loan Mortgage Corporation, or Freddie Mac, and Federal National Mortgage Association, or Fannie Mae, in secondary credit markets.  Recently the United States credit markets have experienced significant liquidity disruptions, which have caused the spreads on debt financings to widen considerably and have made obtaining financing more difficult.  Further or prolonged disruptions in the credit markets could result in Freddie Mac or Fannie Mae reducing their level of involvement in secondary credit markets which would adversely affect the Partnership’s ability to obtain non-recourse property debt financing.

Failure to generate sufficient net operating income may limit the Partnership’s ability to fund necessary capital expenditures or the Partnership’s ability to make distributions to its partners.

The Partnership’s ability to fund necessary capital expenditures on its property depends on its ability to generate net operating income in excess of required debt payments.  If the Partnership is unable to fund capital expenditures on its property, the Partnership may not be able to preserve the competitiveness of its property, which could adversely affect the Partnership’s net operating income.

The Partnership’s ability to make distributions to its partners depends on its ability to generate net operating income in excess of required debt payments and capital expenditure requirements. Net operating income and liquidity may be adversely affected by events or conditions beyond the Partnership’s control, including:

  the general economic climate;
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
  changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multifamily housing; and
  changes in interest rates and the availability of financing.

Competition could limit the Partnership’s ability to lease apartments or increase or maintain rents.

The Partnership’s apartment property competes for residents with other housing alternatives, including other rental apartments, condominiums and single-family homes that are available for rent, as well as new and existing condominiums and single-family homes for sale. Competitive residential housing in a particular area could adversely affect the Partnership’s ability to lease apartments and to increase or maintain rental rates.  The current challenges in the credit and housing markets have increased housing inventory that competes with the Partnership’s property.

Laws benefiting disabled persons may result in the Partnership’s incurrence of unanticipated expenses.

Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990, to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership’s property, or affect  renovations of the property. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Partnership believes that its property is substantially in compliance with present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA in connection with the ongoing operation of its property.

Potential liability or other expenditures associated with potential environmental contamination may be costly.

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property, including lead-based paint. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its property, the Partnership could potentially be liable for environmental liabilities or costs associated with its property.

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

A further description of the Partnership's business is included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Form 10-K.

Item 2.     Property

The following table sets forth the Partnership's investment in property:

Date of
Property	Purchase	Type of Ownership	Use

Covington Pointe Apartments	03/10/87	Fee ownership subject to	Apartment
Dallas, Texas		first mortgage (1)	180 units

(1)   Property is held by a limited partnership in which the Partnership owns a 100% interest.

On October 22, 2008, the Partnership sold one of its investment properties, Bexley House Apartments, to a third party for a sales price of $4,350,000.  The net proceeds realized by the Partnership were approximately $4,329,000 after payment of closing costs.  The Partnership used approximately $1,867,000 to repay the mortgage encumbering the property.  The Partnership recognized a gain of approximately $1,847,000 for the year ended December 31, 2008, as a result of the sale.

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

Schedule of Property

Set forth below for the Partnership's property is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation, and Federal tax basis.

Gross
	Carrying	Accumulated	Depreciable	Method of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)

Covington Pointe
Apartments	$12,392	$ 8,020	5-30 yrs	S/L	$ 5,514

See "Note A" to the financial statements included in "Item 8. Financial Statements and Supplementary Data" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loan encumbering the Partnership's property.

	Principal				Principal
	Balance At	Stated			Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2008	Rate	Amortized	Date	Maturity (2)
	(in thousands)				(in thousands)

Covington Pointe Apartments
1st mortgage	$ 4,796	3.81% (1)	20 years	07/01/10	$ 4,416

(1)   Fixed rate mortgage.

(2)   See "Note C" of the financial statements in "Item 8. Financial Statements and Supplementary Data" for information with respect to the Partnership's ability to prepay this loan and other details about the loan.

Schedule of Rental Rates and Occupancy

Average annual rental rates and occupancy for 2008 and 2007 for the property are as follows:

	Average Annual		Average
	Rental Rates		Occupancy
	(per Unit)
Property	2008	2007	2008	2007
Covington Pointe Apartments	$ 9,535	$ 9,232	95%	97%

As noted under "Item 1. Business", the real estate industry is highly competitive. The Partnership’s property is subject to competition from other residential apartment complexes in the area.  The Managing General Partner believes that the property is adequately insured. The property is an apartment complex which leases units for terms of one year or less. No tenant leases 10% or more of the available rental space.  The property is in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Schedule of Real Estate Taxes and Rate

Real estate taxes and rate in 2008 for the property are as follows:

	2008	2008
	Billings	Rate
	(in thousands)
Covington Pointe Apartments	$194	2.51%

Capital Improvements

Bexley House Apartments

During the year ended December 31, 2008, the Partnership completed approximately $18,000 of capital improvements at Bexley House Apartments, consisting primarily of interior model enhancements, flooring replacements and washer and dryer replacements. These improvements were funded from operating cash flow.  On October 22, 2008, the Partnership sold Bexley House Apartments to a third party.

Covington Pointe Apartments

During the year ended December 31, 2008, the Partnership completed approximately $774,000 of capital improvements at Covington Pointe Apartments, consisting primarily of air conditioning, fencing upgrades, exterior painting, major landscaping, floor covering replacements, kitchen and bath upgrades, appliance, exterior siding and roof replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Additional capital expenditures will be incurred only if cash is available from operations or Partnership reserves. To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

Item 3.     Legal Proceedings

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts will be dismissed. During the fourth quarter of 2008, the Partnership paid approximately $3,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2008, no matters were submitted to a vote of unit holders through the solicitation of proxies or otherwise.

PART II

Item 5.     Market for the Registrant’s Common Equity and Related Security Holder Matters and Issuer Purchases of Equity Securities

The Partnership, a publicly held limited partnership, sold 26,776 limited partnership units (the "Units") aggregating $26,776,000 during its offering period. As of December 31, 2008, there are 1,333 holders of record owning an aggregate of 26,776 Units.  Affiliates of the Managing General Partner owned 13,236.50 Units or 49.43% of the outstanding Units as of December 31, 2008.  No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership distributed the following amounts during the years ended December 31, 2008 and 2007 (in thousands, except per unit data):

	Year Ended		Year Ended

	December 31,	Per Limited Unit	December 31,	Per Limited Unit
	2008	Partnership	2007	Partnership

Sale(1)	$ --	$ --	$1,804	$ 65.36
Sale(2)	3,203	116.04	--	--
	$3,203	$116.04	$1,804	$ 65.36

(1)   Distribution consists of sale proceeds from the June 2007 sale of Lakeside Apartments.

(2)   Distribution consists of additional sale proceeds from the 2007 sale of Lakeside Apartments, the distribution of 2008 sale proceeds from the Sterling Crest Joint Venture and the distribution of 2008 sale proceeds from the sale of Bexley House Apartments.

Future cash distributions will depend on the level of net cash generated from operations and the timing of debt maturity, refinancing, and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis.  There can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures, to permit distributions to its partners in 2009 or subsequent periods.  See "Item 2. – Property – Capital Improvements" for information relating to anticipated capital expenditures at the property.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 13,236.50 Units in the Partnership representing 49.43% of the outstanding Units at December 31, 2008.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 49.43% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

The Partnership’s financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment property, interest rates on mortgage loans, costs incurred to operate the investment property, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions; accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership such as the local economic climate and weather can adversely or positively affect the Partnership’s financial results.

Results of Operations

The Partnership had net income of approximately $3,427,000 for the year ending December 31, 2008 compared to net income of approximately $5,133,000 for the year ending December 31, 2007. The decrease in net income is due to a decrease in the recognition of gain on sale of discontinued operations and an increase in loss from discontinued operations, partially offset by an increase in the Partnership’s share of income from its joint venture investment, an increase in total revenues, a decrease in total expenses and an increase in the recognition of casualty gains.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the consolidated statement of operations for the year ended December 31, 2007 has been restated as of January 1, 2007 to reflect the operations of Bexley House Apartments, which sold on October 22, 2008, as loss from discontinued operations.  The consolidated statement of operations for the year ended December 31, 2007 also includes the operations of Lakeside Apartments as discontinued operations as a result of the sale of the property on June 29, 2007.  In addition, the consolidated balance sheet as of December 31, 2007 has been restated to reflect the respective assets and liabilities of Bexley House Apartments as held for sale due to its sale in October 2008.

On October 22, 2008, the Partnership sold one of its investment properties, Bexley House Apartments, to a third party for a sales price of $4,350,000.  The net proceeds realized by the Partnership were approximately $4,329,000 after payment of closing costs.  The Partnership used approximately $1,867,000 to repay the mortgage encumbering the property.  The Partnership recognized a gain of approximately $1,847,000 for the year ended December 31, 2008 as a result of the sale. In addition, the Partnership recognized a loss on extinguishment of debt of approximately $438,000 for the year ended December 31, 2008 as a result of the write off of unamortized loans costs and payment of a prepayment penalty. This amount is included in loss from discontinued operations for the year ended December 31, 2008.

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

The following table presents summarized results of operations related to the Partnership’s discontinued operations for the years ended December 31, 2008 and 2007 (in thousands):

	Year Ended December 31, 2008
	Bexley House	Lakeside
	Apartments	Apartments	Total

Revenues	$ 735	$ --	$ 735
Expenses	(899)	--	(899)
Loss on extinguishment of debt	(438)	--	(438)
Loss from discontinued operations	$ (602)	$ --	$ (602)

	Year Ended December 31, 2007
	Bexley House	Lakeside
	Apartments	Apartments	Total

Revenues	$ 857	$ 700	$ 1,557
Expenses	(946)	(867)	(1,813)
Loss on extinguishment of debt	--	(9)	(9)
Loss from discontinued operations	$ (89)	$ (176)	$ (265)

The Partnership owned a 17.5% interest in the Sterling Crest Joint Venture (the “Joint Venture”) with Davidson Growth Plus, L.P., an affiliate of the Managing General Partner, which owned the remaining 82.5% of the Joint Venture. On June 10, 2008, the Joint Venture sold its investment property, Brighton Crest Apartments, to a third party for a gross sales price of approximately $21,500,000. The net proceeds realized by the Joint Venture were approximately $21,239,000 after payment of closing costs of approximately $261,000. The Joint Venture distributed approximately $7,108,000 to its partners during the year ended December 31, 2008, of which the Partnership’s share was approximately $1,244,000.

There were no distributions received from the Joint Venture during the year ended December 31, 2007.  During the year ended December 31, 2008 and 2007, the Partnership recognized approximately $2,299,000 and $(68,000) of equity in income (loss) of the Joint Venture, respectively.  At December 31, 2007, the Partnership had received distributions and recognized equity in losses of the Joint Venture in excess of its general partnership interest and had an investment deficit of approximately $1,055,000. At December 31, 2008, the Partnership’s investment in the Joint Venture was reduced to zero and the Joint Venture has been liquidated as of December 31, 2008.

On April 10, 2008 Covington Pointe Apartments suffered damage to several of its apartment units as a result of severe winds which resulted in roofs blowing off the apartment units. During the year ended December 31, 2008, the Partnership received approximately $43,000 in insurance proceeds, including approximately $3,000 in lost rents, related to this casualty. The Partnership recognized a casualty gain of approximately $36,000 for the year ended December 31, 2008 as a result of the receipt of approximately $40,000 in insurance proceeds net of the write-off of undepreciated assets of approximately $4,000.

During the third quarter of 2008, the Partnership had accrued approximately $25,000 of clean up costs for estimated damages suffered at Bexley House Apartments from Hurricane Ike. These costs were included in loss from discontinued operations. During the fourth quarter of 2008 this estimate was reversed as the actual clean up costs incurred were minimal.

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

The Partnership had a loss before equity in income (loss) of joint venture, casualty gain and discontinued operations of approximately $153,000 and $303,000 for the years ended December 31, 2008 and 2007, respectively. The decrease in the loss for the year ended December 31, 2008 is due to an increase in total revenues and a decrease in total expenses.

Total revenue increased for the year ended December 31, 2008 due to increases in both rental and other income. Rental income increased due to an increase in the average rental rate partially offset by a decrease in occupancy at Covington Pointe Apartments. Other income increased due to increases in resident utility reimbursements and lease cancellation fees partially offset by a decrease in interest income.

The decrease in total expenses for the year ended December 31, 2008 is due to decreases in interest expense and general and administrative expense, partially offset by increases in operating and depreciation expense. Property tax expense remained relatively constant for the comparable periods. Interest expense decreased due to a decrease in interest on advances from AIMCO Properties, L.P. as advances were repaid during the year ended December 31, 2007 and no advances were made during the year ended December 31, 2008. Interest expense also decreased as a result of regular scheduled principal payments on the mortgage encumbering Covington Pointe Apartments which has reduced the carrying value of the mortgage. Operating expense increased for the year ended December 31, 2008 due to an increase in maintenance expense, partially offset by a decrease in insurance expense. The increase in maintenance expense is primarily due to repair costs related to minor wind and storm losses at Covington Pointe Apartments. Insurance expense decreased as a result of a decrease in insurance premiums charged to the property.  Depreciation expense increased due to new property improvements and replacements being placed in service.

General and administrative expenses decreased for the year ended December 31, 2008 primarily due to a decrease in management reimbursements as a result of the June 2007 sale of Lakeside Apartments, partially offset by an increase in administrative and audit costs. Included in general and administrative expense for the years ended December 31, 2008 and 2007 are management reimbursements to an affiliate of the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At December 31, 2008, the Partnership had cash and cash equivalents of approximately $162,000 compared to approximately $841,000 at December 31, 2007.  Cash and cash equivalents decreased approximately $679,000 since December 31, 2007 due to approximately $5,793,000 of cash used in financing activities, partially offset by approximately $4,877,000 and $237,000 of cash provided by investing activities and operating activities, respectively. Cash used in financing activities consisted of payments of principal on the mortgages encumbering the Partnership's investment properties, repayment of the mortgage encumbering Bexley House Apartments, prepayment penalty paid and distributions to partners. Cash provided by investing activities consisted of proceeds from the sale of Bexley House Apartments, distributions received from the Partnership’s investment in a Joint Venture and the receipt of insurance proceeds, partially offset by property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements.  The Managing General Partner monitors developments in the area of legal and regulatory compliance. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property. Capital expenditures will be incurred only if cash is available from operations or Partnership reserves.  To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's investment property of approximately $4,796,000 is amortized over twenty years, with a balloon payment of approximately $4,416,000 due in July 2010. The Managing General Partner will attempt to refinance and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such property through foreclosure.

The Partnership distributed the following amounts during the years ended December 31, 2008 and 2007 (in thousands, except per unit data):

	Year Ended		Year Ended

	December 31,	Per Limited Unit	December 31,	Per Limited Unit
	2008	Partnership	2007	Partnership

Sale(1)	$ --	$ --	$1,804	$ 65.36
Sale(2)	3,203	116.04	--	--
	$3,203	$116.04	$1,804	$ 65.36

(1)   Distribution consists of sale proceeds from the June 2007 sale of Lakeside Apartments.

(2)   Distribution consists of additional sale proceeds from the 2007 sale of Lakeside Apartments, the distribution of 2008 sale proceeds from the Sterling Crest Joint Venture and the distribution of 2008 sale proceeds from the sale of Bexley House Apartments.

Future cash distributions will depend on the levels of net cash generated from operations, and the timing of debt maturity, property sale and/or refinancing.  The Partnership’s cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after capital expenditures to permit distributions to its partners during 2009 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 13,236.50 limited partnership units (the "Units") in the Partnership representing 49.43% of the outstanding Units at December 31, 2008.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 49.43% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership’s significant accounting policies is included in "Note A – Organization and Summary of Significant Accounting Policies" which is included in the consolidated financial statements in "Item 8. Financial Statements and Supplementary Data".  The Managing General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the consolidated financial statements with useful and reliable information about the Partnership’s operating results and financial condition.  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.  Judgments and assessments of uncertainties are required in applying the Partnership’s accounting policies in many areas. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Investment property is recorded at cost, less accumulated depreciation, unless the carrying amount of the asset is not recoverable.  If events or circumstances indicate that the carrying amount of a property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.   If the carrying amount exceeds the aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property.

Real property investment is subject to varying degrees of risk.  Several factors may adversely affect the economic performance and value of the Partnership’s investment property.  These factors include, but are not limited to, general economic climate; competition from other apartment communities and other housing options; local conditions, such as loss of jobs or an increase in the supply of apartments that might adversely affect apartment occupancy or rental rates; changes in governmental regulations and the related cost of compliance; increases in operating costs (including real estate taxes) due to inflation and other factors, which may not be offset by increased rents; and changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multi-family housing.  Any adverse changes in these factors could cause impairment of the Partnership’s asset.

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

Item 8.     Financial Statements and Supplementary Data

DAVIDSON INCOME REAL ESTATE, L.P.

LIST OF CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - December 31, 2008 and 2007

Consolidated Statements of Operations - Years ended December 31, 2008 and 2007

Consolidated Statements of Changes in Partners' (Deficiency) Capital - Years ended December 31, 2008 and 2007

Consolidated Statements of Cash Flows - Years ended December 31, 2008 and 2007

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Davidson Income Real Estate, L.P.

We have audited the accompanying consolidated balance sheets of Davidson Income Real Estate, L.P. as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in partners' (deficiency) capital, and cash flows for each of the two years in the period ended December 31, 2008.  These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Davidson Income Real Estate, L.P. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 19, 2009

DAVIDSON INCOME REAL ESTATE, L.P.

CONSOLIDATED BALANCE SHEETS

 (in thousands, except unit data)

	December 31,
	2008	2007
		(Restated)
Assets
Cash and cash equivalents	$ 162	$ 841
Receivables and deposits	67	78
Other assets	58	107
Investment property (Notes C and H):
Land	1,935	1,935
Buildings and related personal property	10,457	9,705
	12,392	11,640
Less accumulated depreciation	(8,020)	(7,528)
	4,372	4,112
Assets held for sale (Note A)	--	2,635
	$ 4,659	$ 7,773

Liabilities and Partners' (Deficiency) Capital
Liabilities
Accounts payable	$ 138	$ 43
Tenant security deposit liabilities	24	26
Accrued property taxes	194	189
Other liabilities	44	131
Deficit in joint venture (Note B)	--	1,055
Mortgage note payable (Note C)	4,796	5,037
Liabilities related to assets held for sale (Note A)	--	2,053
	5,196	8,534

Partners' (Deficiency) Capital
General partners	(788)	(795)
Limited partners (26,776 units issued and
outstanding)	251	34
	(537)	(761)
	$ 4,659	$ 7,773

DAVIDSON INCOME REAL ESTATE, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)

	Years Ended December 31,
	2008	2007
		(Restated)
Revenues:
Rental income	$ 1,630	$ 1,602
Other income	147	136
Total revenues	1,777	1,738

Expenses:
Operating	853	825
General and administrative	171	186
Depreciation	510	470
Interest	203	371
Property taxes	193	189
Total expenses	1,930	2,041

Loss before equity in income (loss) of joint venture,
casualty gain and discontinued operations	(153)	(303)

Casualty gains (Note D)	36	16
Equity in income (loss) of joint
venture (Note B)	2,299	(68)
Income (loss) before discontinued operations	2,182	(355)
Loss from discontinued operations (Notes A and G)	(602)	(265)
Gain on sale of discontinued operations (Note G)	1,847	5,753
Net income (Note E)	$ 3,427	$ 5,133

Net income allocated to general partners (3%)	$ 103	$ 154
Net income allocated to limited partners (97%)	3,324	4,979
	$ 3,427	$ 5,133

Per limited partnership unit:
Income (loss) from continuing operations	$ 79.02	$(12.85)
Loss from discontinued operations	(21.81)	(9.61)
Gain on sale of discontinued operations	66.93	208.41
	$124.14	$185.95

Distributions per limited partnership unit	$116.04	$ 65.36

DAVIDSON INCOME REAL ESTATE, L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL
(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partners

Partners

				Total

Original capital contributions	26,776	$ 1	$26,776	$26,777

Partners' deficit at
December 31, 2006	26,776	$ (895)	$(3,195)	$(4,090)

Distributions to partners	--	(54)	(1,750)	(1,804)

Net income for the year ended
December 31, 2007	--	154	4,979	5,133

Partners' (deficiency) capital at
December 31, 2007	26,776	(795)	34	(761)

Distribution to partners	--	(96)	(3,107)	(3,203)

Net income for the year ended
December 31, 2008	--	103	3,324	3,427

Partners' (deficiency) capital at
December 31, 2008	26,776	$ (788)	$ 251	$ (537)

DAVIDSON INCOME REAL ESTATE, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2008	2007
Cash flows from operating activities:
Net income	$ 3,427	$ 5,133
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Casualty gains	(36)	(16)
Gain on sale of investment property	(1,847)	(5,753)
Depreciation	689	922
Loss on extinguishment of debt	438	9
Amortization of loan costs	19	28
Equity in (income) loss of joint venture	(2,299)	68
Change in accounts:
Receivables and deposits	11	61
Other assets	32	37
Accounts payable	(2)	(43)
Tenant security deposit liabilities	(10)	(40)
Accrued property taxes	(85)	(36)
Other liabilities	(100)	(7)
Due to affiliates	--	(578)
Net cash provided by (used) in operating activities	237	(215)

Cash flows from investing activities:
Net proceeds from sale of investment property	4,329	8,823
Distribution from joint venture	1,244	--
Property improvements and replacements	(736)	(492)
Net withdrawals from restricted escrows	--	6
Insurance proceeds received	40	19
Net cash provided by investing activities	4,877	8,356

Cash flows from financing activities:
Payments on mortgage notes payable	(317)	(356)
Repayment of mortgage notes payable	(1,867)	(2,611)
Distributions to partners	(3,203)	(1,804)
Prepayment penalty paid	(406)	--
Advances from affiliates	--	123
Repayment of advances from affiliates	--	(2,931)
Net cash used in financing activities	(5,793)	(7,579)

Net (decrease) increase in cash and cash equivalents	(679)	562
Cash and cash equivalents at beginning of period	841	279

Cash and cash equivalents at end of period	$ 162	$ 841

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 316	$ 1,069

Supplemental disclosure of non-cash flow activity:
Property improvements and replacements in accounts
payable	$ 59	$ 3

At December 31, 2006, approximately $6,000 of property improvements and replacements were included in accounts payable and are included in property improvements and replacements at December 31, 2007.

DAVIDSON INCOME REAL ESTATE, L.P.

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

December 31, 2008

Note A - Organization and Summary of Significant Accounting Policies

Organization

Davidson Income Real Estate, L.P. (the "Partnership" or "Registrant") is a Delaware limited partnership organized in April 1985 to acquire and operate residential real estate properties.  The general partners of the Partnership are Davidson Diversified Properties, Inc., a Tennessee corporation ("Managing General Partner"), David W. Talley and James T. Gunn (collectively, "Individual General Partners") (collectively, the "General Partners"). The Partnership owns and operates one apartment property located in the Midwest. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2010, unless terminated prior to such date.

Basis of Presentation

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated statement of operations for the year ended December 31, 2007 has been restated as of January 1, 2007 to reflect the operations of Bexley House Apartments, which sold on October 22, 2008, as loss from discontinued operations.  The accompanying consolidated statement of operations for the year ended December 31, 2007 also includes the operations of Lakeside Apartments as discontinued operations as a result of the sale of the property on June 29, 2007.  In addition, the consolidated balance sheet as of December 31, 2007 has been restated to reflect the respective assets and liabilities of Bexley House Apartments as held for sale due to its sale in October 2008. See Note G – Sale of Investment Properties for further information related to the sales.

The following table presents summarized results of operations related to the Partnership’s discontinued operations for the years ended December 31, 2008 and 2007 (in thousands):

	Year Ended December 31, 2008
	Bexley House	Lakeside
	Apartments	Apartments	Total

Revenues	$ 735	$ --	$ 735
Expenses	(899)	--	(899)
Loss on extinguishment of debt	(438)	--	(438)
Loss from discontinued operations	$ (602)	$ --	$ (602)

	Year Ended December 31, 2007
	Bexley House	Lakeside
	Apartments	Apartments	Total

Revenues	$ 857	$ 700	$ 1,557
Expenses	(946)	(867)	(1,813)
Loss on extinguishment of debt	--	(9)	(9)
Loss from discontinued operations	$ (89)	$ (176)	$ (265)

Certain reclassifications have been made to the 2007 balances to conform to the 2008 presentations.

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

Investment Property

Investment property consists of one apartment complex and is stated at cost.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress in accordance with SFAS No. 34 “Capitalization of Interest Costs” and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.”  Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level. The Partnership did not capitalize any costs related to interest, property taxes or operating costs during the years ended December 31, 2008 and 2007, respectively. Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ending December 31, 2008 and 2007.

Depreciation

Depreciation is provided by the straight-line method over the estimated lives of the apartment property and related personal property.  For Federal income tax purposes, the modified accelerated cost recovery method is used for depreciation of (1) real property additions over 27 1/2 years and (2) personal property additions over 5 years.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $144,000 and $790,000 at December 31, 2008 and 2007, respectively, that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits

The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in cash and cash equivalents.  The security deposits are refunded when the tenant vacates, provided the tenant has not damaged the space and is current on rental payments.

Deferred Costs

Loan costs of approximately $120,000, at both December 31, 2008 and 2007, less accumulated amortization of approximately $93,000 and $76,000, at December 31, 2008 and 2007, respectively, are included in other assets. Loan costs of approximately $52,000, less accumulated amortization of approximately $18,000, are included in assets held for sale at December 31, 2007. The loan costs are being amortized over the terms of the related loan agreements. Amortization expense of approximately $19,000 and $28,000 for the years ending December 31, 2008 and 2007, respectively, is included in interest expense and loss from discontinued operations. Amortization expense is expected to be approximately $17,000 for the year 2009 and $10,000 for the year 2010.

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

Advertising

The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expenses and loss from discontinued operations, was approximately $72,000 and $93,000 for the years ended December 31, 2008 and 2007, respectively.

Fair Value of Financial Instruments

SFAS No. 107 "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments whether or not recognized in the balance sheet, for which it is practicable to estimate fair value.  Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.  The Partnership believes that the carrying amount of its financial instruments, (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term long term debt. The fair value of the Partnership's long term debt at the Partnership’s incremental borrowing rate is approximately $4,630,000.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Boards (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which deferred the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008.  The provisions of SFAS No. 157 are applicable to recurring fair value measurements of financial assets and liabilities for fiscal years beginning after November 15, 2007, which for the Partnership is generally limited to annual disclosures required by SFAS No. 107.  The Partnership adopted the provisions of SFAS No. 157 effective January 1, 2008, and at that time determined no transition adjustment was required.

Note B - Deficit in Joint Venture Investment

The Partnership owned a 17.5% interest in the Sterling Crest Joint Venture (the “Joint Venture”) with Davidson Growth Plus, L.P., an affiliate of the Managing General Partner, which owned the remaining 82.5% of the Joint Venture. On June 10, 2008, the Joint Venture sold its investment property, Brighton Crest Apartments, to a third party for a gross sales price of approximately $21,500,000. The net proceeds realized by the Joint Venture were approximately $21,239,000 after payment of closing costs of approximately $261,000. The Joint Venture distributed approximately $7,108,000 to its partners during the year ended December 31, 2008, of which the Partnership’s share was approximately $1,244,000.

There were no distributions received from the Joint Venture during the year ended December 31, 2007.  During the year ended December 31, 2008 and 2007, the Partnership recognized approximately $2,299,000 and $(68,000) of equity in income (loss) of the Joint Venture, respectively.  At December 31, 2007, the Partnership had received distributions and recognized equity in losses of the Joint Venture in excess of its general partnership interest and had an investment deficit of approximately $1,055,000. At December 31, 2008, the Partnership’s investment in the Joint Venture was reduced to zero and the Joint Venture has been liquidated as of December 31, 2008.

The following table represents Sterling Crest's net liabilities as of December 31, 2007 and net income (loss) for the years ended December 31, 2008 and 2007 (in thousands):

December 31, 2007

Total assets	$ 6,305
Total liabilities	(12,332)

Net liabilities	$ (6,027)

	Years Ended December 31,
	2008	2007

Operating revenues	$ 1,155	$ 2,553
Operating expenses	(1,386)	(2,957)
Operating loss	(231)	(404)
Casualty gain	33	17
Debt extinguishment costs	(2,800)	--
Gain on sale of property	15,392	--

Net income (loss)	$ 12,394	$ (387)

Note C - Mortgage Note Payable

The terms of the mortgage note payable are as follows:

	Principal		Monthly			Principal
	Balance At		Payment	Stated		Balance
	December 31,		Including	Interest	Maturity	Due At
Property	2008	2007	Interest	Rate	Date	Maturity
	(in thousands)		(in thousands)			(in thousands)
Covington Pointe
Apartments
1st mortgage	$ 4,796	$ 5,037	$ 36	3.81% (1)	07/01/10	$ 4,416

(1)   Fixed rate mortgage.

The mortgage note payable is non-recourse and is secured by a pledge of the Partnership’s rental property and by pledge of revenues from the respective investment property.  The note requires a prepayment penalty if repaid prior to maturity and prohibits resale of the property subject to existing indebtedness.

Scheduled principal payments of the mortgage note payable subsequent to December 31, 2008 are as follows (in thousands):

2009	$ 251
2010	4,545
$ 4,796

Note D – Casualty Gains

On April 10, 2008 Covington Pointe Apartments suffered damage to several of its apartment units as a result of severe winds which resulted in roofs blowing off the apartment units. During the year ended December 31, 2008, the Partnership received approximately $43,000 in insurance proceeds, including approximately $3,000 in lost rents, related to this casualty. The Partnership recognized a casualty gain of approximately $36,000 for the year ended December 31, 2008 as a result of the receipt of approximately $40,000 in insurance proceeds net of the write-off of undepreciated assets of approximately $4,000.

During the third quarter of 2008, the Partnership had accrued approximately $25,000 of clean up costs for estimated damages suffered at Bexley House Apartments from Hurricane Ike. These costs were included in loss from discontinued operations. During the fourth quarter of 2008 this estimate was reversed as the actual clean up costs incurred were minimal.

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

The following is a reconciliation of reported net income (loss) and Federal taxable income (loss) (in thousands, except per unit data):

	2008	2007

Net income as reported	$ 3,427	$ 5,133
Add (deduct)
Depreciation differences	95	221
Equity in joint venture	(672)	(32)
Prepaid rents	(35)	2
Casualty	(36)	(15)
Gain on sale of property	269	(975)
Other	68	16

Federal taxable income	$ 3,116	$ 4,350
Federal taxable income
per limited partnership unit	$112.87	$ 90.24 (1)

(1) For 2007 allocations under the Internal Revenue Code section 704(b) result in the limited partners being allocated a non-pro rata amount of taxable loss or income.

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets as of December 31, 2008 and 2007 (in thousands):

	2008	2007
Net liabilities as reported	$ (537)	$ (761)
Land and buildings	53	136
Accumulated depreciation	1,089	686
Syndication	3,809	3,809
Other	1	632

Net assets - Federal tax basis	$ 4,415	$ 4,502

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

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $125,000 and $162,000 for the years ended December 31, 2008 and 2007, respectively, which is included in operating expenses and loss from discontinued operations.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $130,000 and $138,000 for the years ended December 31, 2008 and 2007, respectively, which is included in general and administrative expenses, investment property, assets held for sale and gain on sale of discontinued operations. The portion of these reimbursements included in investment property and gain on sale of discontinued operations for the years ended December 31, 2008 and 2007 are construction management services provided by an affiliate of the Managing General Partner of approximately $53,000 and $37,000, respectively.

During the year ended December 31, 2008, there were no advances or associated accrued interest owed to AIMCO Properties, L.P., an affiliate of the Managing General Partner. During the year ended December 31, 2007, AIMCO Properties, L.P. advanced approximately $123,000 to the Partnership to pay accounts payable and real estate taxes at Covington Pointe Apartments and accounts payable at Lakeside Apartments. Interest on the advances was charged at prime plus 1%. Interest expense on the advances was approximately $157,000 for the year ended December 31, 2007. During the year ended December 31, 2007, the Partnership repaid AIMCO Properties, L.P. approximately $3,560,000 which included $629,000 of accrued interest. There were no advances outstanding at December 31, 2008 and December 31, 2007.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to December 31, 2008, the Partnership received advances from AIMCO Properties, L.P. of approximately $139,000 primarily to pay real estate taxes at Covington Pointe Apartments.

The Partnership Agreement provides for payment of a fee to the Managing General Partner for managing the affairs of the Partnership.  The fee is 2% of adjusted cash from operations, as defined in the Partnership Agreement.  The fee is payable only after the Partnership has distributed, to all limited partners, adjusted cash from operations in any year equal to 10% of their adjusted invested capital as defined in the partnership agreement.  No fees were earned or are payable for the years ended December 31, 2008 and 2007.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2008 and 2007, the Partnership was charged by AIMCO and its affiliates approximately $43,000 and $123,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 13,236.50 limited partnership units (the "Units") in the Partnership representing 49.43% of the outstanding Units at December 31, 2008.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 49.43% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Note G – Disposition of Investment Properties

On October 22, 2008, the Partnership sold one of its investment properties, Bexley House Apartments, to a third party for a sales price of $4,350,000.  The net proceeds realized by the Partnership were approximately $4,329,000 after payment of closing costs.  The Partnership used approximately $1,867,000 to repay the mortgage encumbering the property.  The Partnership recognized a gain of approximately $1,847,000 for the year ended December 31, 2008, as a result of the sale. In addition, the Partnership recognized a loss on extinguishment of debt of approximately $438,000 for the year ended December 31, 2008, as a result of the write off of unamortized loans costs and payment of a prepayment penalty. This amount is included in loss from discontinued operations for the year ended December 31, 2008.

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

Note H – Investment Property and Accumulated Depreciation

Initial Cost
To Partnership
(in thousands)

			Buildings	Net Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)
Covington Pointe
Apartments	$ 4,796	$ 1,935	$ 7,041	$ 3,416

	Gross Amount At Which Carried
	At December 31, 2008
	(in thousands)
		Buildings
		And Related
		Personal		Accumulated	Date of	Date	Depreciable
Description	Land	Property	Total	Depreciation	Construction	Acquired	Life-Years
				(in thousands)
Covington
Pointe
Apartments	$ 1,935	$10,457	$12,392	$ 8,020	1982	03/87	5-30

Reconciliation of "investment property and accumulated depreciation"

	Years Ended December 31,
	2008	2007
	(in thousands)
Investment Property
Balance at beginning of year	$11,640	$25,685
Property improvements and replacements	792	489
Disposal of property	(22)	(8,920)
Assets held for sale	(18)	(5,614)
Balance at end of year	$12,392	$11,640

Accumulated Depreciation
Balance at beginning of year	$ 7,528	$15,484
Additions charged to expense	689	922
Disposal of property	(18)	(5,866)
Assets held for sale	(179)	(3,012)
Balance at end of year	$ 8,020	$ 7,528

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2008 and 2007, is approximately $12,445,000 and $17,390,000, respectively.  The accumulated depreciation taken for Federal income tax purposes at December 31, 2008 and 2007, is approximately $6,931,000 and $9,854,000, respectively.

Note I – Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts will be dismissed. During the fourth quarter of 2008, the Partnership paid approximately $3,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property, including lead-based paint. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its properties, the Partnership could potentially be liable for environmental liabilities or costs associated with its property.

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

ITEM 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2008.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2008, the Partnership’s internal control over financial reporting is effective.

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

(b)   Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers, and Corporate Governance.

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

Name	Age	Position

Steven D. Cordes	37	Director and Senior Vice President
Harry G. Alcock	46	Director and Executive Vice President
Timothy J. Beaudin	50	President and Chief Operating Officer
David R. Robertson	43	President and Chief Financial Officer
Lisa R. Cohn	40	Executive Vice President, General Counsel and Secretary
Patti K. Fielding	45	Executive Vice President – Securities and Debt; Treasurer
Paul Beldin	35	Senior Vice President and Chief Accounting Officer
Stephen B. Waters	47	Vice President

Steven D. Cordes was appointed as a Director of the Managing General Partner effective March 2, 2009.  Mr. Cordes has been a Senior Vice President of the Managing General Partner and AIMCO since May 2007.  Mr. Cordes was appointed Senior Vice President – Structured Equity in May 2007.  Mr. Cordes joined AIMCO in 2001 as a Vice President of Capital Markets with responsibility for AIMCO’s joint ventures and equity capital markets activity.  Prior to joining AIMCO, Mr. Cordes was a manager in the financial consulting practice of PricewaterhouseCoopers.  Effective March 2009, Mr. Cordes was appointed to serve as the equivalent of the chief executive officer of the Partnership.

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

Timothy J. Beaudin was appointed Executive Vice President and Chief Development Officer of the Managing General Partner and AIMCO in October 2005 and was appointed Executive Vice President and Chief Property Operating Officer of the Managing General Partner and AIMCO in October 2008.  Mr. Beaudin was promoted to President and Chief Operating Officer of AIMCO in February 2009. Mr. Beaudin oversees conventional and affordable property operations and information technology, in addition to redevelopment and construction services.  He is also responsible for asset management for conventional properties.  Prior to joining AIMCO and beginning in 1995, Mr. Beaudin was with Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  During his last five years at Catellus, Mr. Beaudin served as Executive Vice President, with management responsibility for development, construction and asset management.

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

David R. Robertson was appointed President and Chief Investment Officer of AIMCO in February 2009, and on March 1, 2009, he also became Chief Financial Officer of AIMCO and the Managing General Partner.  Mr. Robertson joined AIMCO as Executive Vice President in February 2002 and has served as Chief Investment Officer since March 2007.  In addition to serving as AIMCO’s chief financial officer, Mr. Robertson is responsible for portfolio strategy, capital allocation, investments, joint ventures, asset management and transaction activities.  Since February 1996, Mr. Robertson has served as Chairman of Robeks Corporation, a 150-unit privately held chain of specialty food stores that he founded.

Paul Beldin was appointed Senior Vice President and Chief Accounting Officer of AIMCO and the Managing General Partner in May 2008.  Mr. Beldin joined AIMCO in May 2008.  Prior to that, Mr. Beldin served as controller and then as chief financial officer of America First Apartment Investors, Inc., a publicly traded multifamily real estate investment trust, from May 2005 to September 2007 when the company was acquired by Sentinel Real Estate Corporation.  Prior to joining America First Apartment Investors, Inc., Mr. Beldin was a senior manager at Deloitte and Touche LLP, where he was employed from August 1996 to May 2005, including two years as an audit manager in SEC services at Deloitte’s national office.

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

The board of directors of the Managing General Partner does not have a separate audit committee. As such, the board of directors of the Managing General Partner fulfills the functions of an audit committee. The board of directors has determined that Steven D. Cordes meets the requirement of an "audit committee financial expert".

The directors and officers of the Managing General Partner with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such directors and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

Item 11.    Executive Compensation

No remuneration was paid by the Partnership to any officer or director of the Managing General Partner during the year ended December 31, 2008.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as noted below, no person or entity was known by the Partnership to be the beneficial owners of more than 5% of the Limited Partnership Units of the Partnership as of December 31, 2008.

		Percentage
Entity	Number of Units	of Total

AIMCO IPLP, L.P. (1)	570	2.13%
(an affiliate of AIMCO)
AIMCO Properties, L.P. (2)	8,836.50	33.00%
(an affiliate of AIMCO)
CooperRiverProperties (1)	3,830	14.30%
(an affiliate of AIMCO)

Hospital Corporation of America	3,000	11.20%
201 West Main Street
Louisville, KY 40202

(1)   Entity is indirectly ultimately owned by AIMCO. Its business address is 55 Beattie Place, Greenville, SC 29602.

(2)   Entity is indirectly ultimately controlled by AIMCO. Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

As of December 31, 2008, no director or officer of the Managing General Partner owns, nor do the directors or officers as a whole, own more than 1% of the Partnership’s Units. No such director or officer had any right to acquire beneficial ownership of additional Units of the Partnership.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for (i) payments to affiliates for property management services and (ii) for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $125,000 and $162,000 for the years ended December 31, 2008 and 2007, respectively, which is included in operating expenses and loss from discontinued operations.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $130,000 and $138,000 for the years ended December 31, 2008 and 2007, respectively, which is included in general and administrative expenses, investment property, assets held for sale and gain on sale of discontinued operations. The portion of these reimbursements included in investment property and gain on sale of discontinued operations for the years ended December 31, 2008 and 2007 are construction management services provided by an affiliate of the Managing General Partner of approximately $53,000 and $37,000, respectively.

During the year ended December 31, 2008, there were no advances or associated accrued interest owed to AIMCO Properties, L.P., an affiliate of the Managing General Partner. During the year ended December 31, 2007, AIMCO Properties, L.P. advanced approximately $123,000 to the Partnership to pay accounts payable and real estate taxes at Covington Pointe Apartments and accounts payable at Lakeside Apartments. Interest on the advances was charged at prime plus 1%. Interest expense on the advances was approximately $157,000 for the year ended December 31, 2007. During the year ended December 31, 2007, the Partnership repaid AIMCO Properties, L.P. approximately $3,560,000 which included $629,000 of accrued interest. There were no advances outstanding at December 31, 2008 and December 31, 2007.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to December 31, 2008, the Partnership received advances from AIMCO Properties, L.P. of approximately $139,000 primarily to pay real estate taxes at Covington Pointe Apartments.

The Partnership Agreement provides for payment of a fee to the Managing General Partner for managing the affairs of the Partnership.  The fee is 2% of adjusted cash from operations, as defined in the Partnership Agreement.  The fee is payable only after the Partnership has distributed, to all limited partners, adjusted cash from operations in any year equal to 10% of their adjusted invested capital as defined in the partnership agreement.  No fees were earned or are payable for the years ended December 31, 2008 and 2007.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2008 and 2007, the Partnership was charged by AIMCO and its affiliates approximately $43,000 and $123,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 13,236.50 limited partnership units (the "Units") in the Partnership representing 49.43% of the outstanding Units at December 31, 2008.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 49.43% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Neither of the Managing General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Managing General Partner.

Item 14.    Principal Accounting Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the consolidated financial statements of the Partnership for 2009. The aggregate fees billed for services rendered by Ernst & Young LLP for 2008 and 2007 are described below.

Audit Fees. Fees for audit services totaled approximately $55,000 and $52,000 for 2008 and 2007, respectively.  Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-Q.

Tax Fees. Fees for tax services totaled approximately $13,000 and $15,000 for 2008 and 2007, respectively.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)   The following consolidated financial statements of the Registrant are included in Item 8:

Consolidated Balance Sheets at December 31, 2008 and 2007.

Consolidated Statements of Operations for the years ended December 31, 2008 and 2007.

Consolidated Statements of Changes in Partners' Deficit for the years ended December 31, 2008 and 2007.

Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007.

Notes to Consolidated Financial Statements

Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

(b)   Exhibits:

See Exhibit index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAVIDSON INCOME REAL ESTATE, L.P.

By: Davidson Diversified Properties, Inc.,
Managing General Partner

By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

Date: March 23, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Harry G. Alcock	Director and Executive	Date: March 23, 2009
Harry G. Alcock	Vice President

/s/Steven D. Cordes	Director and Senior	Date: March 23, 2009
Steven D. Cordes	Vice President

/s/Stephen B. Waters	Vice President	Date: March 23, 2009
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

10Q            Contract for Sale of Real Estate for Covington Pointe Apartments dated January 20, 1987 between F.G.M.C. Investment Corp., a Texas corporation and Tennessee Trust Company, a Tennessee corporation, is incorporated by reference to Exhibit 10(a) to the Registrant's Current Report on Form 8-K dated March 10, 1987.

10R            Amendment to Contract for Purchase of Real Estate for Covington Pointe Apartments dated January 23, 1987 between F.G.M.C. Investment Corp., a Texas corporation and Tennessee Trust Company, a Tennessee corporation, is incorporated by reference to Exhibit 10(b) to the Registrant's Current Report on Form 8-K dated March 10, 1987.

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