Form 10-Q
period 2009-03-31
DAVIDSON INCOME REAL ESTATE LP
filed 2009-05-15
CIK 768598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

[X] Yes  [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes  [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes  [X] No

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

DAVIDSON INCOME REAL ESTATE, L.P.

CONSOLIDATED BALANCE SHEETS

 (in thousands, except unit data)

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 1,543	$ 162
Receivables and deposits	55	67
Other assets	109	58
Investment property:
Land	1,935	1,935
Buildings and related personal property	10,561	10,457
	12,496	12,392
Less accumulated depreciation	(8,169)	(8,020)
	4,327	4,372
	$ 6,034	$ 4,659

Liabilities and Partners' (Deficiency) Capital
Liabilities
Accounts payable	$ 107	$ 138
Tenant security deposit liabilities	25	24
Accrued property taxes	51	194
Other liabilities	48	44
Due to affiliates (Note B)	183	--
Mortgage notes payable (Note C)	6,234	4,796
	6,648	5,196

Partners' (Deficiency) Capital
General partners	(791)	(788)
Limited partners (26,776 units issued and
outstanding)	177	251
	(614)	(537)
	$ 6,034	$ 4,659

Note: The consolidated balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON INCOME REAL ESTATE, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2009	2008
Revenues:
Rental income	$ 400	$ 406
Other income	37	40
Total revenues	437	446

Expenses:
Operating	182	217
General and administrative	35	39
Depreciation	149	121
Interest	51	52
Property taxes	51	50
Total expenses	468	479

Loss before equity in loss of joint venture
and discontinued operations	(31)	(33)
Equity in loss of joint venture (Note D)	--	(12)
Loss before discontinued operations	(31)	(45)
Loss from discontinued operations (Note A)	--	(19)
Net loss	$ (31)	$ (64)

Net loss allocated to general partners (3%)	$ (1)	$ (2)
Net loss allocated to limited partners (97%)	(30)	(62)
	$ (31)	$ (64)
Per limited partnership unit:
Loss from continuing operations	$ (1.12)	$ (1.64)
Loss from discontinued operations	--	(.68)
	$ (1.12)	$ (2.32)

Distributions per limited partnership unit	$ 1.64	$ --

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON INCOME REAL ESTATE, L.P.

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partners

Partners

				Total

Original capital contributions	26,776	$ 1	$26,776	$ 26,777

Partners' (deficiency) capital
at December 31, 2008	26,776	$ (788)	$ 251	$ (537)

Distribution to partners	--	(2)	(44)	(46)

Net loss for the three months
ended March 31, 2009	--	(1)	(30)	(31)

Partners' (deficiency) capital
at March 31, 2009	26,776	$ (791)	$ 177	$ (614)

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON INCOME REAL ESTATE, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$ (31)	$ (64)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	149	181
Amortization of loan costs	4	5
Equity in loss of joint venture	--	12
Bad debt expense	9	1
Change in accounts:
Receivables and deposits	(43)	1
Other assets	(22)	(23)
Accounts payable	18	(5)
Tenant security deposit liabilities	1	--
Accrued property taxes	(143)	(158)
Other liabilities	4	(30)
Due to affiliates	14	--
Net cash used in operating activities	(40)	(80)

Cash flows used in investing activities:
Property improvements and replacements	(153)	(30)

Cash flows from financing activities:
Advances from affiliate	169	--
Payments on mortgage notes payable	(62)	(82)
Proceeds from mortgage note payable	1,500	--
Loan costs paid	(33)	--
Net cash provided by (used in) financing activities	1,574	(82)

Net increase (decrease) in cash and cash equivalents	1,381	(192)
Cash and cash equivalents at beginning of period	162	841

Cash and cash equivalents at end of period	$1,543	$ 649

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 46	$ 83
Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts
payable	$ 10	$ 10
Distribution to partners of Georgia withholding taxes
included in receivables and deposits	$ 46	$ --

At December 31, 2008 and 2007, approximately $59,000 and $3,000 of property improvements and replacements were included in accounts payable and are included in property improvements and replacements at March 31, 2009 and 2008, respectively.

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON INCOME REAL ESTATE, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Davidson Income Real Estate, L.P. (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of Davidson Diversified Properties, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2009, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated statement of operations for the three months ended March 31, 2008 has been restated to reflect the operations of Bexley House Apartments, which sold on October 22, 2008, as loss from discontinued operations.

The following table presents summarized results of operations related to the Partnership’s discontinued operations for the three months ended March 31, 2008 (in thousands):

Loss from
	Total	Total	Discontinued
	Revenues	Expenses	Operations

Bexley House Apartments	$ 247	$ 266	$ (19)

Certain reclassifications have been made to the 2008 balances to conform to the 2009 presentation.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's investment properties as compensation for providing property management services.  The Partnership paid to such affiliates approximately $23,000 and $33,000 for the three months ended March 31, 2009 and 2008, respectively, which is included in operating expenses and loss from discontinued operations.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $60,000 and $21,000 for the three months ended March 31, 2009 and 2008, respectively, which are included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the three months ended March 31, 2009 and 2008 are construction management services provided by an affiliate of the Managing General Partner of approximately $46,000 and $3,000, respectively. At March 31, 2009 approximately $13,000 of accountable administrative expenses were owed and are included in due to affiliates. There were no such amounts owed at December 31, 2008.

During the three months ended March 31, 2009 AIMCO Properties, L.P. advanced approximately $169,000 to the Partnership to pay accounts payable and real estate taxes at Covington Pointe Apartments. There were no advances received or owed during the three months ended March 31, 2008. Interest on the advances is charged at prime plus 1%. Interest expense on the advances was approximately $1,000 for the three months ended March 31, 2009. At March 31, 2009, there were approximately $170,000 of advances and associated interest owed to AIMCO Properties, L.P., which is included in due to affiliates. There were no advances or associated interest outstanding at December 31, 2008.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to March 31, 2009, the Partnership repaid AIMCO Properties, L.P. approximately $170,000 which included $1,000 in accrued interest with proceeds from the second mortgage loan obtained on Covington Pointe Apartments, as discussed below.

The Partnership Agreement provides for payment of a fee to the Managing General Partner for managing the affairs of the Partnership.  The fee is 2% of adjusted cash from operations, as defined in the Partnership Agreement.  The fee is payable only after the Partnership has distributed, to all limited partners, adjusted cash from operations in any year equal to 10% of their adjusted invested capital as defined in the partnership agreement.  No fees were earned for the three months ended March 31, 2009 and 2008 or payable at March 31, 2009 and December 31, 2008.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability, and vehicle liability.  The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the three months ended March 31, 2009, the Partnership was charged by AIMCO and its affiliates approximately $17,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2009 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $43,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2008.

Note C – Mortgage Financing

On March 31, 2009, the Partnership obtained a second mortgage loan in the principal amount of $1,500,000 on Covington Pointe Apartments.  The second mortgage loan bears interest at a fixed rate of 5.67% per annum and requires monthly payments of principal and interest of approximately $9,000 beginning on May 1, 2009 through the February 1, 2016 maturity date.  The second mortgage loan has a balloon payment of approximately $1,344,000 due at maturity.  The Partnership may prepay the second mortgage loan subject to a prepayment penalty.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain non-recourse obligations and liabilities of the Partnership with respect to the new mortgage financing. In connection with this loan the Partnership incurred loan costs of approximately $33,000, which were capitalized and are included in other assets.

In accordance with the terms of the second mortgage loan agreement, payment of the loan may be accelerated at the option of the lender if an event of default, as defined in the loan agreement, occurs.  Events of default include nonpayment of monthly principal and interest by the due date, nonpayment of the matured balance of the loan on the maturity date, and the occurrence of any breach or default in the performance of any of the covenants or agreements made by the Partnership.

In connection with the second mortgage loan, the Partnership also entered into an early rate lock agreement pertaining to the existing mortgage loan encumbering Covington Pointe.  The existing mortgage loan accrues interest at a fixed interest rate of 3.81% per annum and requires monthly payments of principal and interest of approximately $36,000, beginning August 1, 2003 through the maturity date of July 1, 2010, at which time a balloon payment of approximately $4,416,000 is due.  The early rate lock agreement enables the Partnership to refinance the existing mortgage loan during February 2010 at an expected fixed rate of 5.80% per annum and a new loan amount of $6,000,000.  This new loan would require monthly payments of principal and interest through February 1, 2016, with a balloon payment due at maturity.

Note D - Deficit in Joint Venture Investment

The Partnership owned a 17.5% interest in the Sterling Crest Joint Venture (the “Joint Venture”) with Davidson Growth Plus, L.P., an affiliate of the Managing General Partner, which owned the remaining 82.5% of the Joint Venture.  On June 10, 2008, the Joint Venture sold its investment property, Brighton Crest Apartments, to a third party.

There were no distributions received from the Joint Venture during the three months ended March 31, 2008.  During the three months ended March 31, 2008, the Partnership recognized approximately $12,000 of equity in loss of the Joint Venture.  At March 31, 2008, the Partnership had received distributions and recognized equity in losses of the Joint Venture in excess of its general partnership interest and had an investment deficit of approximately $1,067,000.  The Joint Venture was liquidated as of December 31, 2008.

The following table represents the net loss of the Sterling Crest Joint Venture for the three months ended March 31, 2008 (in thousands):

Three Months Ended
March 31, 2008

Total revenues	$ 650
Total expenses	(717)
Net loss	$ (67)

Note E – Subsequent Event

Subsequent to March 31, 2009 the Partnership distributed approximately $1,210,000 to its partners (approximately $1,174,000 to its limited partners or $43.85 per limited partnership unit) representing distributable proceeds from the March 2009 second mortgage obtained on Covington Pointe Apartments.

Note F – Contingencies

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Quarterly Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s property and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risk; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s consolidated financial statements and the notes thereto, as well as the risk factors described in the documents the Partnership files from time to time with the Securities and Exchange Commission.

The Partnership's investment property consists of one apartment complex at March 31, 2009.  The following table sets forth the average occupancy of the property for the three months ended March 31, 2009 and 2008:

	Average Occupancy
Property	2009	2008

Covington Pointe Apartments	96%	96%
Dallas, Texas

The Partnership’s financial results depend upon a number of factors including the ability to attract and maintain tenants at its investment property, interest rates on mortgage loans, costs incurred to operate the investment property, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses.  As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership such as the local economic climate and weather can adversely or positively affect the Partnership’s financial results.

Results of Operations

The Partnership had a net loss of approximately $31,000 and $64,000 for the three months ended March 31, 2009 and 2008, respectively.  The decrease in net loss is due to a decrease in total expenses, a decrease in equity in loss of joint venture and a decrease in loss from discontinued operations, partially offset by a decrease in total revenues.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the consolidated statement of operations for the three months ended March 31, 2008 has been restated to reflect the operations of Bexley House Apartments, which sold on October 22, 2008, as loss from discontinued operations.

The following table presents summarized results of operations related to the Partnership’s discontinued operations for the three months ended March 31, 2008 (in thousands):

Loss from
	Total	Total	Discontinued
	Revenues	Expenses	Operations

Bexley House Apartments	$ 247	$ 266	$ (19)

The Partnership owned a 17.5% interest in the Sterling Crest Joint Venture (the “Joint Venture”) with Davidson Growth Plus, L.P., an affiliate of the Managing General Partner, which owned the remaining 82.5% of the Joint Venture.  On June 10, 2008, the Joint Venture sold its investment property, Brighton Crest Apartments, to a third party.

There were no distributions received from the Joint Venture during the three months ended March 31, 2008.  During the three months ended March 31, 2008, the Partnership recognized approximately $12,000 of equity in loss of the Joint Venture.  At March 31, 2008, the Partnership had received distributions and recognized equity in losses of the Joint Venture in excess of its general partnership interest and had an investment deficit of approximately $1,067,000.  The Joint Venture was liquidated as of December 31, 2008.

Total expenses decreased due to a decrease in operating expenses partially offset by an increase in depreciation expense.  General and administrative, interest expense and property tax expense remained relatively constant for the comparable periods.  Operating expenses decreased due to decreases in maintenance, property and administrative expenses. Maintenance expense decreased due to a decrease in clean up costs for vandalism which occurred in the prior year, a decrease in painting supplies and an increase in capitalized payroll. Property expense decreased due to decreases in salary and utility costs. Administrative expenses decreased primarily due to a decrease in professional fees.  Depreciation expense increased due to property improvements and replacements being placed into service during the past twelve months.

Total revenues decreased due to decreases in both rental and other income.  Rental income decreased primarily due to an increase in bad debt expense, partially offset by an increase in the average rental rates at Covington Pointe Apartments. Other income decreased due to a decrease in interest income.

Included in general and administrative expense for the three months ended March 31, 2009 and 2008 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At March 31, 2009, the Partnership had cash and cash equivalents of approximately $1,543,000 compared to approximately $649,000 at March 31, 2008.  Cash and cash equivalents increased approximately $1,381,000 since December 31, 2008 due to approximately $1,574,000 of cash provided by financing activities, partially offset by approximately $153,000 and $40,000 of cash used in investing and operating activities, respectively. Cash provided by financing activities consisted of proceeds received from the addition of a second mortgage loan on Covington Pointe Apartments and advances received from AIMCO Properties, L.P., an affiliate of the Managing General Partner, partially offset by payments of principal on the mortgage encumbering the Partnership's investment property and the payment of loan costs. Cash used in investing activities consisted of property improvements and replacements.  The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements.  The Managing General Partner monitors developments in the area of legal and regulatory compliance.  Capital improvements planned for the Partnership’s property are detailed below.

Covington Pointe Apartments

During the three months ended March 31, 2009, the Partnership completed approximately $104,000 of capital improvements at Covington Pointe Apartments, consisting primarily of kitchen and bath upgrades, floor covering, signage, HVAC replacements and appliance replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or Partnership reserves.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The first and second mortgage indebtedness encumbering the Partnership’s investment property of approximately $4,734,000 and $1,500,000, respectively, is amortized over varying periods, with balloon payments of approximately $4,416,000 and $1,344,000 due in July 2010 and February 2016, respectively, for Covington Pointe Apartments. The Managing General Partner will attempt to refinance and/or sell the property prior to such maturity dates. If the property cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such property through foreclosure.

On March 31, 2009, the Partnership obtained a second mortgage loan in the principal amount of $1,500,000 on Covington Pointe Apartments.  The second mortgage loan bears interest at a fixed rate of 5.67% per annum and requires monthly payments of principal and interest of approximately $9,000 beginning on May 1, 2009 through the February 1, 2016 maturity date.  The second mortgage loan has a balloon payment of approximately $1,344,000 due at maturity.  The Partnership may prepay the second mortgage loan subject to a prepayment penalty.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain non-recourse obligations and liabilities of the Partnership with respect to the new mortgage financing. In connection with the loan the Partnership incurred loan costs of approximately $33,000, which were capitalized and are included in other assets.

In accordance with the terms of the second mortgage loan agreement, payment of the loan may be accelerated at the option of the lender if an event of default, as defined in the loan agreement, occurs.  Events of default include nonpayment of monthly principal and interest by the due date, nonpayment of the matured balance of the loan on the maturity date, and the occurrence of any breach or default in the performance of any of the covenants or agreements made by the Partnership.

In connection with the second mortgage loan, the Partnership also entered into an early rate lock agreement pertaining to the existing mortgage loan encumbering Covington Pointe.  The existing mortgage loan accrues interest at a fixed interest rate of 3.81% per annum and requires monthly payments of principal and interest of approximately $36,000, beginning August 1, 2003 through the maturity date of July 1, 2010, at which time a balloon payment of approximately $4,416,000 is due.  The early rate lock agreement enables the Partnership to refinance the existing mortgage loan during February 2010 at an expected fixed rate of 5.80% per annum and a new loan amount of $6,000,000.  This new loan would require monthly payments of principal and interest through February 1, 2016, with a balloon payment due at maturity.

The Partnership distributed the following amounts during the three months ended March 31, 2009 and 2008 (in thousands, except per unit data).

	Three Months	Per Limited	Three Months	Per Limited
	Ended March 31,	Partnership	Ended March 31,	Partnership
	2009	Unit	2008	Unit

Sale (1)	$ 46	$1.64	$ --	$ --

(1)   Distribution attributed to all partners during 2009 from the 2008 payment of Georgia withholding taxes paid on behalf of all partners in connection with the 2008 sale of the Partnership’s Joint Venture investment.

Subsequent to March 31, 2009 the Partnership distributed approximately $1,210,000 to its partners (approximately $1,174,000 to its limited partners or $43.85 per limited partnership unit) representing distributable proceeds from the March 2009 second mortgage obtained on Covington Pointe Apartments.

Future cash distributions will depend on the levels of net cash generated from operations, and the timing of debt maturities, property sale and/or refinancings.  The Partnership’s cash available for distribution is reviewed on a monthly basis.  There can be no assurance, however, that the Partnership will generate sufficient funds from operations after capital expenditures to permit additional distributions to its partners during the remainder of 2009 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 13,236.50 limited partnership units (the "Units") in the Partnership representing 49.43% of the outstanding Units at March 31, 2009.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 49.43% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

(b)            Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

DAVIDSON INCOME REAL ESTATE, L.P.

By: Davidson Diversified Properties, Inc.,
Managing General Partner

Date: May 14, 2009	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: May 14, 2009	By: /s/Stephen B. Waters
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

10 CCC           Multifamily Note between Keycorp Real Estate Capital Markets, Inc., an Ohio corporation and AIMCO Covington Pointe, L.P., a Delaware limited partnership, dated March 31, 2009. Filed with Current Report on Form 8-K of Registrant dated March 31, 2009 and incorporated herein by reference.

10 DDD           Multifamily Deed of Trust, Assignment of Rents and Security Agreement and Fixture Filing between Keycorp Real Estate Capital Markets, Inc., an Ohio corporation and AIMCO Covington Pointe, L.P., a Delaware limited partnership, dated March 31, 2009. Filed with Current Report on Form 8-K of Registrant dated March 31, 2009 and incorporated herein by reference.

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