Form 10-Q
period 2009-06-30
DAVIDSON INCOME REAL ESTATE LP
filed 2009-08-13
CIK 768598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

DAVIDSON INCOME REAL ESTATE, L.P.

CONSOLIDATED BALANCE SHEETS

 (in thousands, except unit data)

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 102	$ 162
Receivables and deposits	53	67
Other assets	106	58
Investment property:
Land	1,935	1,935
Buildings and related personal property	10,662	10,457
	12,597	12,392
Less accumulated depreciation	(8,321)	(8,020)
	4,276	4,372
	$ 4,537	$ 4,659

Liabilities and Partners' (Deficiency) Capital
Liabilities
Accounts payable	$ 69	$ 138
Tenant security deposit liabilities	23	24
Accrued property taxes	97	194
Other liabilities	56	44
Mortgage notes payable (Note C)	6,168	4,796
	6,413	5,196

Partners' (Deficiency) Capital
General partners	(828)	(788)
Limited partners (26,776 units issued and
outstanding)	(1,048)	251
	(1,876)	(537)
	$ 4,537	$ 4,659

Note: The consolidated balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON INCOME REAL ESTATE, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues:

Rental income	$ 401	$ 407	$ 801	$ 813
Other income	31	37	68	77
Total revenues	432	444	869	890

Expenses:
Operating	187	197	369	414
General and administrative	26	47	61	86
Depreciation	152	125	301	246
Interest	73	51	124	103
Property taxes	46	50	97	100
Total expenses	484	470	952	949

Loss before equity in income
of joint venture and
discontinued operations	(52)	(26)	(83)	(59)
Equity in income of joint
venture (Note D)	--	2,313	--	2,301
(Loss) income before
discontinued operations	(52)	2,287	(83)	2,242
Loss from discontinued
operations (Note A)	--	(45)	--	(64)
Net (loss) income	$ (52)	$ 2,242	$ (83)	$ 2,178

Net (loss) income allocated to
general partners (3%)	$ (2)	$ 67	$ (2)	$ 65
Net (loss) income allocated to
limited partners (97%)	(50)	2,175	(81)	2,113
	$ (52)	$ 2,242	$ (83)	$ 2,178

Per limited partnership unit:
(Loss) income from continuing
operations	$ (1.87)	$ 82.87	$ (3.03)	$ 81.23
Loss from discontinued
operations	--	(1.64)	--	(2.32)

	$ (1.87)	$ 81.23	$ (3.03)	$ 78.91

Distributions per limited
partnership unit	$ 43.85	$ 53.59	$ 45.49	$ 53.59

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON INCOME REAL ESTATE, L.P.

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partners

Partners

				Total

Original capital contributions	26,776	$ 1	$ 26,776	$ 26,777

Partners' (deficiency) capital
at December 31, 2008	26,776	$ (788)	$ 251	$ (537)

Distribution to partners	--	(38)	(1,218)	(1,256)

Net loss for the six months
ended June 30, 2009	--	(2)	(81)	(83)

Partners' deficit
at June 30, 2009	26,776	$ (828)	$ (1,048)	$ (1,876)

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON INCOME REAL ESTATE, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$ (83)	$ 2,178
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depreciation	301	366
Amortization of loan costs	10	10
Equity in income of joint venture	--	(2,301)
Change in accounts:
Receivables and deposits	(32)	--
Other assets	(11)	1
Accounts payable	(30)	(3)
Tenant security deposit liabilities	(1)	(1)
Accrued property taxes	(97)	(127)
Other liabilities	12	(27)
Net cash provided by operating activities	69	96

Cash flows from investing activities:
Distribution from joint venture	--	1,208
Property improvements and replacements	(244)	(148)
Net cash (used in) provided by investing activities	(244)	1,060

Cash flows from financing activities:
Payments on mortgage notes payable	(128)	(165)
Proceeds from mortgage note payable	1,500	--
Loan costs paid	(47)	--
Distributions to partners	(1,210)	(1,479)
Advances from affiliates	169	--
Payment on advances from affiliates	(169)	--
Net cash provided by (used in) financing activities	115	(1,644)

Net decrease in cash and cash equivalents	(60)	(488)
Cash and cash equivalents at beginning of period	162	841
Cash and cash equivalents at end of period	$ 102	$ 353

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 108	$ 165
Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts
payable	$ 20	$ 24

Distribution to partners of Georgia withholding taxes
included in receivables and deposits	$ 46	$ --

At December 31, 2008 and 2007, approximately $59,000 and $3,000 of property improvements and replacements were included in accounts payable and are included in property improvements and replacements for the six months ended June 30, 2009 and 2008, respectively.

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON INCOME REAL ESTATE, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Davidson Income Real Estate, L.P. (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of Davidson Diversified Properties, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ended June 30, 2009, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

The Partnership’s management evaluated for subsequent events through the time this Quarterly Report on Form 10-Q was filed on August 13, 2009.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated statements of operations for both the three and six months ended June 30, 2008 have been restated to reflect the operations of Bexley House Apartments, which sold on October 22, 2008, as loss from discontinued operations.

The following table presents summarized results of operations related to the Partnership’s discontinued operations for the six months ended June 30, 2008 (in thousands):

Loss from
	Total	Total	Discontinued
	Revenues	Expenses	Operations

Bexley House Apartments	$ 453	$ 517	$ (64)

Certain reclassifications have been made to the 2008 balances to conform to the 2009 presentation.

Recent Accounting Pronouncement

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, or SFAS No. 168, which is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Upon the effective date of SFAS No. 168, the FASB Accounting Standards Codification, or the Codification, will become the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission, or SEC, under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  Following SFAS No. 168, the FASB will issue Accounting Standards Updates that serve to update the Codification. The Partnership does not anticipate that SFAS No. 168 will have a significant effect on its consolidated financial statements.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's investment properties as compensation for providing property management services.  The Partnership paid to such affiliates approximately $43,000 and $66,000 for the six months ended June 30, 2009 and 2008, respectively, which is included in operating expenses and loss from discontinued operations.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $68,000 and $42,000 for the six months ended June 30, 2009 and 2008, respectively, which are included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the six months ended June 30, 2009 and 2008 are construction management services provided by an affiliate of the Managing General Partner of approximately $50,000 and $6,000, respectively.

During the six months ended June 30, 2009 AIMCO Properties, L.P. advanced approximately $169,000 to the Partnership to fund operations and pay real estate taxes at Covington Pointe Apartments. There were no advances received or owed during the six months ended June 30, 2008. Interest on the advances was charged at prime plus 1%. Interest expense on the advances was approximately $1,000 for the six months ended June 30, 2009. During the six months ended June 30, 2009, the Partnership repaid AIMCO Properties, L.P. approximately $170,000 which included approximately $1,000 in accrued interest. There were no advances or associated interest outstanding at June 30, 2009 and December 31, 2008.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership Agreement provides for payment of a fee to the Managing General Partner for managing the affairs of the Partnership.  The fee is 2% of adjusted cash from operations, as defined in the Partnership Agreement.  The fee is payable only after the Partnership has distributed, to all limited partners, adjusted cash from operations in any year equal to 10% of their adjusted invested capital as defined in the partnership agreement.  No fees were earned for the six months ended June 30, 2009 and 2008 or payable at June 30, 2009 and December 31, 2008.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability, and vehicle liability.  The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the six months ended June 30, 2009, the Partnership was charged by AIMCO and its affiliates approximately $23,000 for insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2009 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $43,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2008.

Note C – Mortgage Financing

On March 31, 2009, the Partnership obtained a second mortgage loan in the principal amount of $1,500,000 on Covington Pointe Apartments.  The second mortgage loan bears interest at a fixed rate of 5.67% per annum and requires monthly payments of principal and interest of approximately $9,000 beginning on May 1, 2009 through the February 1, 2016 maturity date.  The second mortgage loan has a balloon payment of approximately $1,344,000 due at maturity.  The Partnership may prepay the second mortgage loan subject to a prepayment penalty.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain non-recourse obligations and liabilities of the Partnership with respect to the new mortgage financing. In connection with this loan the Partnership incurred loan costs of approximately $47,000, which were capitalized and are included in other assets.

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

Note D – Investment/Deficit in Joint Venture Investment

The Partnership owned a 17.5% interest in the Sterling Crest Joint Venture (the “Joint Venture”) with Davidson Growth Plus, L.P., an affiliate of the Managing General Partner, which owned the remaining 82.5% of the Joint Venture. On June 10, 2008, the Joint Venture sold its investment property, Brighton Crest Apartments, to a third party, for a gross sales price of approximately $21,500,000. The net proceeds realized by the Joint Venture were approximately $21,239,000 after payment of closing costs of approximately $261,000. The Joint Venture distributed approximately $6,904,000 to its partners during June 2008, of which the Partnership’s share was approximately $1,208,000.

During the six months ended June 30, 2008, the Partnership recognized approximately $2,301,000 of equity in income of the Joint Venture. At June 30, 2008, the Partnership’s investment in the Joint Venture was approximately $38,000. The Joint Venture was liquidated as of December 31, 2008.

The following table represents the net income of the Sterling Crest Joint Venture for the six months ended June 30, 2008 (in thousands):

Six Months Ended June 30,
2008

Operating revenues	$ 1,203
Operating expenses	(1,443)
Operating loss	(240)
Debt extinguishment costs	(2,800)
Gain on sale of investment property	15,455

Net income	$ 12,415

Note E – Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, long-term debt. At June 30, 2009, the fair value of the Partnership's long-term debt at the Partnership's incremental borrowing rate approximated its carrying value.

Note F – Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed. During the fourth quarter of 2008, the Partnership paid approximately $3,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. The arbitrations have not yet been scheduled. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Quarterly Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and , in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s property and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risk; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s consolidated financial statements and the notes thereto, as well as the risk factors described in the documents the Partnership files from time to time with the Securities and Exchange Commission.

The Partnership's investment property consists of one apartment complex at June 30, 2009.  The following table sets forth the average occupancy of the property for the six months ended June 30, 2009 and 2008:

	Average Occupancy
Property	2009	2008

Covington Pointe Apartments	95%	96%
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

Results of Operations

The Partnership had a net loss of approximately $52,000 and $83,000 for the three and six months ended June 30, 2009, respectively, compared with net income of approximately $2,242,000 and $2,178,000 for the three and six months ended June 30, 2008, respectively.  The increase in net loss for the three month period is primarily due to a decrease in equity in income of joint venture, a decrease in total revenues and an increase in total expenses, partially offset by a decrease in loss from discontinued operations. The increase in net loss for the six month period is primarily due to a decrease in equity in income of joint venture and a decrease in total revenues, partially offset by a decrease in loss from discontinued operations.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, the consolidated statements of operations for both the three and six months ended June 30, 2008 have been restated to reflect the operations of Bexley House Apartments, which sold on October 22, 2008, as loss from discontinued operations.

The following table presents summarized results of operations related to the Partnership’s discontinued operations for the six months ended June 30, 2008 (in thousands):

Loss from
	Total	Total	Discontinued
	Revenues	Expenses	Operations

Bexley House Apartments	$ 453	$ 517	$ (64)

The Partnership owned a 17.5% interest in the Sterling Crest Joint Venture (the “Joint Venture”) with Davidson Growth Plus, L.P., an affiliate of the Managing General Partner, which owned the remaining 82.5% of the Joint Venture. On June 10, 2008, the Joint Venture sold its investment property, Brighton Crest Apartments, to a third party, for a gross sales price of approximately $21,500,000. The net proceeds realized by the Joint Venture were approximately $21,239,000 after payment of closing costs of approximately $261,000. The Joint Venture distributed approximately $6,904,000 to its partners during June 2008, of which the Partnership’s share was approximately $1,208,000.

During the six months ended June 30, 2008, the Partnership recognized approximately $2,301,000 of equity in income of the Joint Venture. At June 30, 2008, the Partnership’s investment in the Joint Venture was approximately $38,000. The Joint Venture was liquidated as of December 31, 2008.

Excluding the loss from discontinued operations and equity in income of joint venture, the Partnership had a loss of approximately $52,000 and $83,000 for the three and six months ended June 30, 2009, respectively, compared with a loss of approximately $26,000 and $59,000 for the three and six months ended June 30, 2008, respectively.  The increase in loss before equity in income of joint venture and discontinued operations for the three month period is due to a decrease in total revenues and an increase in total expenses. The increase in loss before equity in income of joint venture and discontinued operations for the six month period is due to a decrease in total revenues.

Total revenues decreased for both periods due to decreases in both rental income and other income. Rental income decreased due to a decrease in occupancy partially offset by an increase in the average rental rate.  Other income decreased primarily due to a decrease in resident lease cancellation fees, partially offset by an increase in resident utility reimbursements.

Total expenses increased for the three month period due to increases in depreciation and interest expenses, partially offset by decreases in operating and general and administrative expenses. Total expenses remained relatively constant for the six month period as increases in depreciation and interest expenses were offset by decreases in operating and general and administrative expenses. Property tax expense remained relatively constant for both the three and six month periods. Depreciation expense increased for both periods due to property improvements and replacements being placed into service during the past twelve months. Interest expense increased for both periods as a result of the addition of a second mortgage loan on Covington Pointe Apartments at the end of March 2009. Operating expense decreased for the six month period primarily due to decreases in administrative and maintenance expenses.  Operating expense decreased for the three month period primarily due to decreases in administrative and advertising expenses.  The decrease in administrative expense for both periods is due to decreases in temporary help and professional fees.  Maintenance expense decreased for the six month period due to decreases in contract security costs and clean up costs expensed during 2008 related to vandalism at the property.  Advertising expense decreased for the three month period as a result of a decrease in national print and periodical advertising.

General and administrative expense decreased for both periods due to decreases in management reimbursements and a decrease in audit and tax preparation expense as a result of the 2008 sale of Bexley House Apartments. Included in general and administrative expense for the three and six month periods ended June 30, 2009 and 2008 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At June 30, 2009, the Partnership had cash and cash equivalents of approximately $102,000 compared to approximately $353,000 at June 30, 2008.  Cash and cash equivalents decreased approximately $60,000 since December 31, 2008 due to approximately $244,000 of cash used in investing activities, partially offset by approximately $115,000 and $69,000 of cash provided by financing and operating activities, respectively. Cash used in investing activities consisted of property improvements and replacements.  Cash provided by financing activities consisted of proceeds received from the addition of a second mortgage loan on Covington Pointe Apartments and advances received from AIMCO Properties, L.P., an affiliate of the Managing General Partner, partially offset by distributions to partners, repayment of advances from affiliates, payments of principal on the mortgages encumbering the Partnership’s investment property and the payment of loan costs. The Partnership invests its working capital reserves in interest bearing accounts.

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

Covington Pointe Apartments

During the six months ended June 30, 2009, the Partnership completed approximately $205,000 of capital improvements at Covington Pointe Apartments, consisting primarily of kitchen and bath upgrades, floor covering, signage, HVAC and appliance replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or Partnership reserves.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The first and second mortgage indebtedness encumbering the Partnership’s investment property of approximately $4,671,000 and $1,497,000, respectively, is amortized over varying periods, with balloon payments of approximately $4,416,000 and $1,344,000 due in July 2010 and February 2016, respectively, for Covington Pointe Apartments. The Managing General Partner will attempt to refinance and/or sell the property prior to such maturity dates. If the property cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such property through foreclosure.

On March 31, 2009, the Partnership obtained a second mortgage loan in the principal amount of $1,500,000 on Covington Pointe Apartments.  The second mortgage loan bears interest at a fixed rate of 5.67% per annum and requires monthly payments of principal and interest of approximately $9,000 beginning on May 1, 2009 through the February 1, 2016 maturity date.  The second mortgage loan has a balloon payment of approximately $1,344,000 due at maturity.  The Partnership may prepay the second mortgage loan subject to a prepayment penalty.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain non-recourse obligations and liabilities of the Partnership with respect to the new mortgage financing. In connection with the loan, the Partnership incurred loan costs of approximately $47,000, which were capitalized and are included in other assets.

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

The Partnership distributed the following amounts during the six months ended June 30, 2009 and 2008 (in thousands, except per unit data).

	Six Months	Per Limited	Six Months	Per Limited
	Ended June 30,	Partnership	Ended June 30,	Partnership
	2009	Unit	2008	Unit

Sale (1)	$ --	$ --	$1,479	$53.59
Sale (2)	46	1.64	--	--
Mortgage financing (3)	1,210	43.85	--	--
	$ 1,256	$ 45.49	$ 1,479	$ 53.59

(1)   Additional sale proceeds from the 2007 sale of Lakeside Apartments and the 2008 distribution of sale proceeds from the Sterling Crest Joint Venture sale of its investment property.

(2)   Distribution attributed to all partners during 2009 from the 2008 payment of Georgia withholding taxes paid on behalf of all partners in connection with the 2008 sale of the Partnership’s Joint Venture investment.

(3)   Distribution of proceeds from the March 2009 second mortgage obtained on Covington Pointe Apartments.

Future cash distributions will depend on the levels of net cash generated from operations and the timing of debt maturities, property sale and/or refinancings.  The Partnership’s cash available for distribution is reviewed on a monthly basis.  There can be no assurance, however, that the Partnership will generate sufficient funds from operations after capital expenditures to permit additional distributions to its partners during the remainder of 2009 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 13,236.50 limited partnership units (the "Units") in the Partnership representing 49.43% of the outstanding Units at June 30, 2009.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 49.43% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Investment property is recorded at cost, less accumulated depreciation, unless the carrying amount of the asset is not recoverable.  If events or circumstances indicate that the carrying amount of the property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.   If the carrying amount exceeds the aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property.

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

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed. During the fourth quarter of 2008, the Partnership paid approximately $3,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. The arbitrations have not yet been scheduled. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

ITEM 6.     EXHIBITS

See Exhibit Index.

The agreements included as exhibits to this Form 10-Q contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

  should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

  have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

  may apply standards of materiality in a way that is different from what may be viewed as material to an investor; and

  were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. The Partnership acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this Form 10-Q not misleading. Additional information about the Partnership may be found elsewhere in this Form 10-Q and the Partnership’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAVIDSON INCOME REAL ESTATE, L.P.

By: Davidson Diversified Properties, Inc.,
Managing General Partner

Date: August 13, 2009	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: August 13, 2009	By: /s/Stephen B. Waters
Stephen B. Waters
Senior Director

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