Form 10-Q
period 2009-09-30
DAVIDSON INCOME REAL ESTATE LP
filed 2009-11-13
CIK 768598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

DAVIDSON INCOME REAL ESTATE, L.P.

CONSOLIDATED BALANCE SHEETS

 (in thousands, except unit data)

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 91	$ 162
Receivables and deposits	45	67
Other assets	100	58
Investment property (Note G):
Land	1,935	1,935
Buildings and related personal property	10,742	10,457
	12,677	12,392
Less accumulated depreciation	(8,473)	(8,020)
	4,204	4,372
	$ 4,440	$ 4,659

Liabilities and Partners' (Deficiency) Capital
Liabilities
Accounts payable	$ 56	$ 138
Tenant security deposit liabilities	26	24
Accrued property taxes	145	194
Other liabilities	68	44
Mortgage notes payable (Note C)	6,100	4,796
	6,395	5,196

Partners' (Deficiency) Capital
General partners	(831)	(788)
Limited partners (26,776 units issued and
outstanding)	(1,124)	251
	(1,955)	(537)
	$ 4,440	$ 4,659

Note: The consolidated balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON INCOME REAL ESTATE, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues:
Rental income	$ 396	$ 413	$ 1,197	$ 1,226
Other income	45	35	113	112
Total revenues	441	448	1,310	1,338

Expenses:
Operating	224	232	593	646
General and administrative	23	45	84	131
Depreciation	152	129	453	375
Interest	73	50	197	153
Property taxes	48	42	145	142
Total expenses	520	498	1,472	1,447

Loss before equity in (loss)
income of joint venture,
casualty gain and
discontinued
operations	(79)	(50)	(162)	(109)
Casualty gain (Note E)	--	36	--	36
Equity in (loss) income of
joint venture
(Note D)	--	(2)	--	2,299
(Loss) income before
discontinued
operations	(79)	(16)	(162)	2,226
Loss from discontinued
operations (Note A)	--	(48)	--	(112)
Net (loss) income	$ (79)	$ (64)	$ (162)	$ 2,114

Net (loss) income allocated to
general partners (3%)	$ (2)	$ (2)	$ (5)	$ 63
Net (loss) income allocated to
limited partners (97%)	(77)	(62)	(157)	2,051
	$ (79)	$ (64)	$ (162)	$ 2,114

Per limited partnership unit:
(Loss) income from continuing
operations	$ (2.88)	$ (.56)	$ (5.86)	$ 80.67
Loss from discontinued
operations	--	(1.75)	--	(4.07)
	$ (2.88)	$ (2.31)	$ (5.86)	$ 76.60

Distributions per limited
partnership unit	$ --	$ --	$ 45.49	$ 53.59

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON INCOME REAL ESTATE, L.P.

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partners

Partners

				Total

Original capital
contributions	26,776	$ 1	$26,776	$26,777

Partners' (deficiency)
capital at
December 31, 2008	26,776	$ (788)	$ 251	$ (537)

Distributions to partners	--	(38)	(1,218)	(1,256)

Net loss for the nine months
ended September 30, 2009	--	(5)	(157)	(162)

Partners' deficit at
September 30, 2009	26,776	$ (831)	$(1,124)	$(1,955)

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON INCOME REAL ESTATE, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$ (162)	$ 2,114
Adjustments to reconcile net (loss) income to net
cash provided by operating activities:
Casualty gain	--	(36)
Depreciation	453	554
Amortization of loan costs	17	15
Equity in income of joint venture	--	(2,299)
Change in accounts:
Receivables and deposits	(24)	(11)
Other assets	(3)	3
Accounts payable	(30)	42
Tenant security deposit liabilities	2	(1)
Accrued property taxes	(49)	(59)
Other liabilities	24	(14)
Net cash provided by operating activities	228	308

Cash flows from investing activities:
Distribution from joint venture	--	1,208
Deferred revenue	--	410
Property improvements and replacements	(337)	(270)
Net deposits to restricted escrows	--	(410)
Insurance proceeds received	--	40
Net cash (used in) provided by investing
activities	(337)	978

Cash flows from financing activities:
Payments on mortgage notes payable	(196)	(248)
Proceeds from mortgage note payable	1,500	--
Loan costs paid	(56)	--
Distributions to partners	(1,210)	(1,479)
Advances from affiliates	169	--
Payment on advances from affiliates	(169)	--
Net cash provided by (used in) financing
activities	38	(1,727)

Net decrease in cash and cash equivalents	(71)	(441)
Cash and cash equivalents at beginning of period	162	841

Cash and cash equivalents at end of period	$ 91	$ 400

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 173	$ 247

Supplemental disclosure of non-cash flow activity:
Property improvements and replacements in accounts
payable	$ 7	$ 25
Deferred revenue included in assets and liabilities
held for sale	$ --	$ 26
Distribution to partners of Georgia withholding taxes
included in receivables and deposits	$ 46	$ --

At December 31, 2008 and 2007, approximately $59,000 and $3,000 of property improvements and replacements were included in accounts payable and are included in property improvements and replacements for the nine months ended September 30, 2009 and 2008, respectively.

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON INCOME REAL ESTATE, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Davidson Income Real Estate, L.P. (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of Davidson Diversified Properties, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended September 30, 2009, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

The Partnership’s management evaluated subsequent events through the time this Quarterly Report on Form 10-Q was filed.

The accompanying consolidated statements of operations for both the three and nine months ended September 30, 2008 reflect the operations of Bexley House Apartments, which sold on October 22, 2008, as loss from discontinued operations.

The following table presents summarized results of operations related to the Partnership’s discontinued operations for the nine months ended September 30, 2008 (in thousands):

			Loss from
	Total	Total	Discontinued
	Revenues	Expenses	Operations

Bexley House Apartments	$ 683	$ 795	$(112)

Recent Accounting Pronouncement

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, or SFAS No. 168, which is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Upon the effective date of SFAS No. 168, the FASB Accounting Standards Codification, or the FASB ASC, became the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission, or SEC, under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB ASC superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the FASB ASC is now non-authoritative.  Subsequent to the effective date of SFAS No. 168, the FASB will issue Accounting Standards Updates that serve to update the FASB ASC.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's investment properties as compensation for providing property management services.  The Partnership paid to such affiliates approximately $64,000 and $100,000 for the nine months ended September 30, 2009 and 2008, respectively, which is included in operating expenses and loss from discontinued operations.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $87,000 and $81,000 for the nine months ended September 30, 2009 and 2008, respectively, which are included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the nine months ended September 30, 2009 and 2008 are construction management services provided by an affiliate of the Managing General Partner of approximately $60,000 and $26,000, respectively.

During the nine months ended September 30, 2009 AIMCO Properties, L.P. advanced approximately $169,000 to the Partnership to fund operations and pay real estate taxes at Covington Pointe Apartments. There were no advances received or owed during the nine months ended September 30, 2008. Interest on the advances was charged at prime plus 1%. Interest expense on the advances was approximately $1,000 for the nine months ended September 30, 2009. During the nine months ended September 30, 2009, the Partnership repaid AIMCO Properties, L.P. approximately $170,000 which included approximately $1,000 in accrued interest. There were no advances or associated interest outstanding at September 30, 2009 or December 31, 2008.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership Agreement provides for payment of a fee to the Managing General Partner for managing the affairs of the Partnership.  The fee is 2% of adjusted cash from operations, as defined in the Partnership Agreement.  The fee is payable only after the Partnership has distributed, to all limited partners, adjusted cash from operations in any year equal to 10% of their adjusted invested capital as defined in the partnership agreement.  No fees were earned for the nine months ended September 30, 2009 and 2008 or payable at September 30, 2009 and December 31, 2008.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability, and vehicle liability.  The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the nine months ended September 30, 2009, the Partnership was charged by AIMCO and its affiliates approximately $23,000 for insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2009 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $43,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2008.

Note C – Mortgage Financing

On March 31, 2009, the Partnership obtained a second mortgage loan in the principal amount of $1,500,000 on Covington Pointe Apartments.  The second mortgage loan bears interest at a fixed rate of 5.67% per annum and requires monthly payments of principal and interest of approximately $9,000 beginning on May 1, 2009 through the February 1, 2016 maturity date.  The second mortgage loan has a balloon payment of approximately $1,344,000 due at maturity.  The Partnership may prepay the second mortgage loan subject to a prepayment penalty.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain non-recourse obligations and liabilities of the Partnership with respect to the new mortgage financing. In connection with this loan the Partnership incurred loan costs of approximately $56,000, which were capitalized and are included in other assets.

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

In connection with the second mortgage loan, the Partnership also entered into an early rate lock agreement pertaining to the existing mortgage loan encumbering Covington Pointe. The rate lock fee paid was $25,000 and is included in receivables and deposits at September 30, 2009. The existing mortgage loan accrues interest at a fixed interest rate of 3.81% per annum and requires monthly payments of principal and interest of approximately $36,000, beginning August 1, 2003 through the maturity date of July 1, 2010, at which time a balloon payment of approximately $4,416,000 is due.  The early rate lock agreement enables the Partnership to refinance the existing mortgage loan prior to or during February 2010 at an expected fixed rate of 5.80% per annum and a new loan amount of $6,000,000.  This new loan would require monthly payments of principal and interest through February 1, 2016, with a balloon payment due at maturity.

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

During the nine months ended September 30, 2008, the Partnership recognized approximately $2,299,000 of equity in income of the Joint Venture. At September 30, 2008, the Partnership’s investment in the Joint Venture was approximately $36,000. The Joint Venture was liquidated as of December 31, 2008.

The following table represents the net income of the Sterling Crest Joint Venture for the nine months ended September 30, 2008 (in thousands):

Nine Months Ended
September 30, 2008

Operating revenues	$ 1,155
Operating expenses	(1,414)
Operating loss	(259)
Debt extinguishment costs	(2,800)
Gain on sale of investment property	15,465

Net income	$12,406

Note E – Casualty Events

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

Note F – Fair Value of Financial Instruments

FASB ASC Topic 825 requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, long-term debt. At September 30, 2009, the fair value of the Partnership's long-term debt at the Partnership's incremental borrowing rate approximated its carrying value.

Note G – Investment Property

On September 8, 2009, the Partnership entered into a sale contract with a third party relating to the sale of Covington Pointe Apartments for a purchase price of $9,100,000 with an expected closing during the fourth quarter of 2009. The Partnership determined that certain criteria of FASB ASC Topic 360-10-45 were not met at September 30, 2009 and therefore continues to report the assets and liabilities of the investment property as held for investment and its operations as continuing operations.

Note H – Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed. During the fourth quarter of 2008, the Partnership paid approximately $3,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. The first two arbitrations will take place in December 2009, and the remaining four arbitrations will take place in March and April 2010. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

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

The Partnership's investment property consists of one apartment complex at September 30, 2009.  The following table sets forth the average occupancy of the property for the nine months ended September 30, 2009 and 2008:

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

Results of Operations

The Partnership had a net loss of approximately $79,000 and $162,000 for the three and nine months ended September 30, 2009, respectively, compared with a net loss of approximately $64,000 and net income of approximately $2,114,000 for the three and nine months ended September 30, 2008, respectively.  The increase in net loss for the three months ended September 30, 2009 is due to decreases in total revenues and casualty gain and an increase in total expenses, partially offset by a decrease in loss from discontinued operations and a decrease in equity in loss of joint venture.  The decrease in net income for the nine months ended September 30, 2009 is due to a decrease in equity in income of joint venture, a decrease in total revenues, a decrease in casualty gain and an increase in total expenses, partially offset by a decrease in loss from discontinued operations.

On September 8, 2009, the Partnership entered into a sale contract with a third party relating to the sale of Covington Pointe Apartments for a purchase price of $9,100,000 with an expected closing during the fourth quarter of 2009. The Partnership determined that certain criteria of FASB ASC Topic 360-10-45 were not met at September 30, 2009 and therefore continues to report the assets and liabilities of the investment property as held for investment and its operations as continuing operations.

The consolidated statements of operations for both the three and nine months ended September 30, 2008 reflect the operations of Bexley House Apartments, which sold on October 22, 2008, as loss from discontinued operations.

The following table presents summarized results of operations related to the Partnership’s discontinued operations for the nine months ended September 30, 2008 (in thousands):

			Loss from
	Total	Total	Discontinued
	Revenues	Expenses	Operations

Bexley House Apartments	$ 683	$ 795	$(112)

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

During the nine months ended September 30, 2008, the Partnership recognized approximately $2,299,000 of equity in income of the Joint Venture. At September 30, 2008, the Partnership’s investment in the Joint Venture was approximately $36,000. The Joint Venture was liquidated as of December 31, 2008.

Excluding the loss from discontinued operations, casualty gain and equity in (loss) income of joint venture, the Partnership had a loss of approximately $79,000 and $162,000 for the three and nine months ended September 30, 2009, respectively, compared with losses of approximately $50,000 and $109,000 for the three and nine months ended September 30, 2008, respectively.  The increase in loss before discontinued operations, casualty gain and equity in (loss) income of joint venture for both the three months and nine months ended September 30, 2009 is due to a decrease in total revenues and an increase in total expenses.

Total revenues decreased for both periods due to decreases in rental income.  The decrease in total revenues for the three month period was partially offset by an increase in other income.  Rental income decreased for the three month period due to a decrease in the average rental rate at Covington Pointe Apartments. Rental income decreased for the nine month period due to a slight decrease in occupancy and an increase in bad debt expense at Covington Pointe Apartments.  Other income increased for the three month period due to increases in resident utility reimbursements, pet fees, lease cancellation fees and application fees at Covington Pointe Apartments. Other income remained relatively constant for the nine month periods.

Total expenses increased for both the three and nine month periods due to increases in depreciation and interest expenses, partially offset by decreases in operating and general and administrative expenses.  Property tax expense remained relatively constant for both periods.  Depreciation expense increased for both periods due to property improvements and replacements being placed into service during the past twelve months.  Interest expense increased for both periods as a result of the addition of a second mortgage loan on Covington Pointe Apartments at the end of March 2009.  Operating expense decreased for both periods due to decreases in administrative and maintenance expenses partially offset by an increase in advertising expense.  Administrative expense decreased for the three month period due to decreases in personnel costs, credit card service fees and contract common area cleaning.  Administrative expense decreased for the nine month period due to decreases in temporary help, professional fees and credit card service fees.  Maintenance expense decreased for both periods due to a decrease in clean up costs associated with the April 2008 wind damage discussed below. The decrease in maintenance expense for the nine month period is also due to clean up costs expensed during 2008 related to vandalism at the property and security costs. Advertising expense increased for both periods due to increases in leasing promotions, newspaper advertising and national web advertising.

General and administrative expense decreased for both the three and nine month periods due to decreases in management reimbursements, audit and tax preparation expense and costs related to communicating with investors. Included in general and administrative expense for the three and nine month periods ended September 30, 2009 and 2008 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement.  Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

Liquidity and Capital Resources

At September 30, 2009, the Partnership had cash and cash equivalents of approximately $91,000 compared to approximately $162,000 at December 31, 2008.  Cash and cash equivalents decreased approximately $71,000 since December 31, 2008 due to approximately $337,000 of cash used in investing activities, partially offset by approximately $38,000 and $228,000 of cash provided by financing and operating activities, respectively. Cash used in investing activities consisted of property improvements and replacements.  Cash provided by financing activities consisted of proceeds received from the addition of a second mortgage loan on Covington Pointe Apartments and advances received from AIMCO Properties, L.P., an affiliate of the Managing General Partner, partially offset by distributions to partners, repayment of advances from affiliates, payments of principal on the mortgages encumbering the Partnership’s investment property and the payment of loan costs.

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

Covington Pointe Apartments

During the nine months ended September 30, 2009, the Partnership completed approximately $285,000 of capital improvements at Covington Pointe Apartments, consisting primarily of kitchen and bath upgrades, interior lighting upgrades, floor covering, air conditioning unit and appliance replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or Partnership reserves.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The first and second mortgage indebtedness encumbering the Partnership’s investment property of approximately $4,608,000 and $1,492,000, respectively, is amortized over varying periods, with balloon payments of approximately $4,416,000 and $1,344,000 due in July 2010 and February 2016, respectively, for Covington Pointe Apartments. The Managing General Partner will attempt to refinance and/or sell the property prior to such maturity dates. If the property cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such property through foreclosure.

On March 31, 2009, the Partnership obtained a second mortgage loan in the principal amount of $1,500,000 on Covington Pointe Apartments.  The second mortgage loan bears interest at a fixed rate of 5.67% per annum and requires monthly payments of principal and interest of approximately $9,000 beginning on May 1, 2009 through the February 1, 2016 maturity date.  The second mortgage loan has a balloon payment of approximately $1,344,000 due at maturity.  The Partnership may prepay the second mortgage loan subject to a prepayment penalty.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain non-recourse obligations and liabilities of the Partnership with respect to the new mortgage financing. In connection with the loan, the Partnership incurred loan costs of approximately $56,000, which were capitalized and are included in other assets.

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

In connection with the second mortgage loan, the Partnership also entered into an early rate lock agreement pertaining to the existing mortgage loan encumbering Covington Pointe. The rate lock fee paid was $25,000 and is included in receivables and deposits at September 30, 2009. The existing mortgage loan accrues interest at a fixed interest rate of 3.81% per annum and requires monthly payments of principal and interest of approximately $36,000, beginning August 1, 2003 through the maturity date of July 1, 2010, at which time a balloon payment of approximately $4,416,000 is due.  The early rate lock agreement enables the Partnership to refinance the existing mortgage loan prior to or during February 2010 at an expected fixed rate of 5.80% per annum and a new loan amount of $6,000,000.  This new loan would require monthly payments of principal and interest through February 1, 2016, with a balloon payment due at maturity.

The Partnership distributed the following amounts during the nine months ended September 30, 2009 and 2008 (in thousands, except per unit data).

	Nine Months Ended	Per Limited	Nine Months Ended	Per Limited
	September 30,	Partnership	September 30,	Partnership
	2009	Unit	2008	Unit

Sale (1)	$ --	$ --	$1,479	$53.59
Sale (2)	46	1.64	--	--
Mortgage financing (3)	1,210	43.85	--	--
	$1,256	$45.49	$1,479	$53.59

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

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 13,236.50 limited partnership units (the "Units") in the Partnership representing 49.43% of the outstanding Units at September 30, 2009.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 49.43% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed. During the fourth quarter of 2008, the Partnership paid approximately $3,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. The first two arbitrations will take place in December 2009, and the remaining four arbitrations will take place in March and April 2010. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

DAVIDSON INCOME REAL ESTATE, L.P.

By: Davidson Diversified Properties, Inc.,
Managing General Partner

Date: November 13, 2009	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: November 13, 2009	By: /s/Stephen B. Waters
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

10 EEE           Purchase and Sale Contract between AIMCO Covington Pointe, L.P., a Delaware limited partnership, and Kennedy Wilson Austin, Inc., a Texas corporation, dated September 8, 2009. (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 8, 2009)

10 FFF           First Amendment to Purchase and Sale Contract between AIMCO Covington Pointe, L.P., a Delaware limited partnership, and Kennedy Wilson Austin, Inc., a Texas corporation, dated October 8, 2009. (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 8, 2009)

10 GGG           Second Amendment to Purchase and Sale Contract between AIMCO Covington Pointe, L.P., a Delaware limited partnership, and Kennedy Wilson Austin, Inc., a Texas corporation, dated October 14, 2009. (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 14, 2009)

10 HHH           Third Amendment to Purchase and Sale Contract between AIMCO Covington Pointe, L.P., a Delaware limited partnership, and Kennedy Wilson Austin, Inc., a Texas corporation, dated October 16, 2009. (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 14, 2009)

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