Form 10-K
period 2009-12-31
DAVIDSON INCOME REAL ESTATE LP
filed 2010-03-30
CIK 768598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes  [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) contained herein, and will not be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were last sold, or the average bid and asked price of such partnership interests as of the last business day of the registrant’s most recently completed second fiscal quarter.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Annual Report contains or may contain information that is forward-looking within the meaning of the federal securities laws, including, without limitation, statements regarding the Partnership’s future financial performance and the effect of government regulations. Actual results may differ materially from these forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership and interpretations of those regulations; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties previously owned by the Partnership. Readers should carefully review the Partnership’s consolidated financial statements and the notes thereto, as well as other documents the Partnership files from time to time with the Securities and Exchange Commission.

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

The offering of the Partnership's limited partnership units ("Units") commenced on July 26, 1985, and terminated on May 30, 1986.  The Partnership received gross proceeds from the offering of $26,776,000 and net proceeds of $25,700,160.  All of the net proceeds of the offering were invested in four residential properties, one of which was sold in 2003, one of which was sold in June 2007, and one of which was sold in October 2008. During the year ended December 31, 2009, the Partnership sold its last remaining residential property, Covington Pointe Apartments, to a third party. The Partnership had also invested in a 17.5% joint venture interest which owned one residential property, which was sold in June 2008.

As of December 31, 2009, the Partnership adopted the liquidation basis of accounting, due to the sale of its remaining investment property in December 2009. The Managing General Partner estimates the liquidation process will be completed by September 30, 2010. Because the success in realization of assets and settlement of liabilities is based on the Managing General Partner’s best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

The Partnership has no employees. Management and administrative services are provided by the Managing General Partner and by agents retained by the Managing General Partner. An affiliate of the Managing General Partner provided property management services for the Partnership’s former properties.

A further description of the Partnership's business is included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Form 10-K.

Item 2.     Property

On December 18, 2009, the Partnership sold its remaining investment property, Covington Pointe Apartments, to a third party for a gross sales price of $9,100,000. The net proceeds realized by the Partnership were approximately $1,582,000 after payment of closing costs of approximately $181,000 and the assumption of the first and second mortgage debt encumbering the property of approximately $7,337,000 by the Purchaser. The Partnership recognized a gain of approximately $4,732,000 as a result of the sale. In addition, the Partnership recognized a loss on the early extinguishment of debt of approximately $141,000 due to the write-off of unamortized loan costs.

Capital Improvements

During the year ended December 31, 2009, the Partnership completed approximately $321,000 of capital improvements at Covington Pointe Apartments, consisting primarily of kitchen and bath upgrades, interior lighting upgrades, floor covering, air conditioning unit and appliance replacements. These improvements were funded from operating cash flow. The Partnership sold Covington Pointe Apartments to a third party on December 18, 2009.

Item 3.     Legal Proceedings

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the Partnership paid approximately $3,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. After those arbitrations have been completed, the parties will revisit settling the on-call claims. The first two arbitrations took place in December 2009 and the Defendants received a defense verdict against the first two claimants and plaintiffs dismissed the claims of the next two claimants. The remaining two arbitrations will take place in April 2010. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

PART II

Item 5.     Market for the Registrant’s Common Equity and Related Security Holder Matters and Issuer Purchases of Equity Securities

The Partnership, a publicly held limited partnership, sold 26,776 limited partnership units (the "Units") aggregating $26,776,000 during its offering period. As of December 31, 2009, there are 1,327 holders of record owning an aggregate of 26,770 Units.  Affiliates of the Managing General Partner owned 13,236.50 Units or 49.45% of the outstanding Units as of December 31, 2009.  No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership distributed the following amounts during the years ended December 31, 2009 and 2008 (in thousands, except per unit data):

	Year Ended	Per Limited	Year Ended	Per Limited

	December 31,	Unit	December 31,	Unit
	2009	Partnership	2008	Partnership

Sale(1)	$ --	$ --	$3,203	$116.04
Sale(2)	46	1.64	--	--
Sale(3)	1,242	45.00	--	--
Mortgage financing (4)	2,240	81.16	--	--
	$3,528	$127.80	$3,203	$116.04

(1)            Distribution consists of additional sale proceeds from the 2007 sale of Lakeside Apartments, the distribution of 2008 sale proceeds from the Sterling Crest Joint Venture and the distribution of 2008 sale proceeds from the sale of Bexley House Apartments.

(2)   Distribution attributed to all partners during 2009 from the 2008 payment of Georgia withholding taxes paid on behalf of all partners in connection with the 2008 sale of the Partnership’s Joint Venture investment.

(3)   Distribution of proceeds from the December 2009 sale of Covington Pointe Apartments.

(4)   Distribution of proceeds from the March 2009 second mortgage obtained on Covington Pointe Apartments and the November 2009 refinancing of the first mortgage on Covington Pointe Apartments.

The Partnership’s cash available for distribution will be reviewed on a quarterly basis. Future cash distributions will depend on the amount of cash remaining after fully liquidating the Partnership.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 13,236.50 Units in the Partnership representing 49.45% of the outstanding Units at December 31, 2009.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 49.45% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

As of December 31, 2009, the Partnership adopted the liquidation basis of accounting due to the sale of its remaining investment property, Covington Pointe Apartments, on December 18, 2009. Prior to adopting the liquidation basis of accounting, the Partnership’s net income was approximately $4,293,000 and $3,427,000 for the years ended December 31, 2009 and 2008, respectively. The increase in net income is due to an increase in gain on sale of discontinued operations and a decrease in total expenses, partially offset by decreases in equity in income of joint venture, total revenues and casualty gain.

On December 18, 2009, the Partnership sold its remaining investment property, Covington Pointe Apartments, to a third party for a gross sales price of $9,100,000. The net proceeds realized by the Partnership were approximately $1,582,000 after payment of closing costs of approximately $181,000 and the assumption of the first and second mortgage debt encumbering the property of approximately $7,337,000 by the purchaser. The Partnership recognized a gain of approximately $4,732,000 as a result of the sale. In addition, the Partnership recognized a loss on the early extinguishment of debt of approximately $141,000 due to the write-off of unamortized loan costs.

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

During the year ended December 31, 2008, the Partnership recognized approximately $2,299,000 of equity in income of the Joint Venture.  At December 31, 2008, the Partnership’s investment in the Joint Venture was reduced to zero and the Joint Venture was liquidated as of December 31, 2008.

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

Excluding the impact of the gains on sale of discontinued operations, the decrease in casualty gain and the decrease in equity in income of joint venture, the Partnership’s loss from discontinued operations for the year ended December 31, 2009 was approximately $439,000 compared to a loss from discontinued operations of approximately $755,000 for the year ended December 31, 2008. For the year ended December 31, 2009, the decrease in loss from discontinued operations is due to a decrease in total expenses, partially offset by a decrease in total revenues.

Total revenues and total expenses decreased as a result of the sale of Bexley House Apartments during October 2008 and Covington Pointe Apartments during December 2009.

The decrease in general and administrative expenses is primarily due to decreases in management reimbursements, audit and tax preparation expense and costs related to communicating with investors. Included in general and administrative expense for the years ended December 31, 2009 and 2008 are management reimbursements to an affiliate of the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for the years ended December 31, 2009 and 2008 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

The Partnership expects to liquidate during 2010 due to the sale of its remaining investment property in 2009 (see “Note A – Basis of Presentation” to the financial statements included in “Item 8. Financial Statements and Supplementary Data”).

At December 31, 2009, the Partnership had cash and cash equivalents of approximately $349,000, compared to approximately $162,000 at December 31, 2008. The increase in cash and cash equivalents of approximately $187,000 is due to approximately $1,202,000 and $74,000 of cash provided by investing and operating activities, respectively, partially offset by approximately $1,089,000 of cash used in financing activities. Cash provided by investing activities consisted of net proceeds from the sale of Covington Pointe Apartments, partially offset by property improvements and replacements. Cash used in financing activities consisted of distributions to partners, payments of principal made on the mortgages encumbering the Partnership’s investment property, the repayment of the original first mortgage on Covington Pointe Apartments, repayment of advances from an affiliate of the Managing General Partner and loan costs paid, partially offset by proceeds received from the addition of a second mortgage and the refinancing of the first mortgage on Covington Pointe Apartments and advances received from an affiliate of the Managing General Partner.

On March 31, 2009, the Partnership obtained a second mortgage loan in the principal amount of $1,500,000 on Covington Pointe Apartments.  The second mortgage loan bore interest at a fixed rate of 5.67% per annum and required monthly payments of principal and interest of approximately $9,000 beginning on May 1, 2009 through the February 1, 2016 maturity date.  The second mortgage loan had a balloon payment of approximately $1,344,000 due at maturity and was subject to a prepayment penalty if paid prior to maturity. As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain non-recourse obligations and liabilities of the Partnership with respect to the new mortgage financing. In connection with the loan, the Partnership incurred loan costs of approximately $56,000.

In connection with the second mortgage loan, the Partnership also entered into an early rate lock agreement pertaining to the existing mortgage loan encumbering Covington Pointe Apartments. The rate lock fee paid was $25,000. The early rate lock agreement enabled the Partnership to refinance the existing mortgage loan prior to or during February 2010 at an expected fixed rate of 5.80% per annum and a new loan amount of $6,000,000.

On November 30, 2009, the Partnership refinanced the first mortgage loan encumbering Covington Pointe Apartments. The refinancing resulted in the replacement of the existing first mortgage loan, which at the time of refinancing had a principal balance outstanding of approximately $4,566,000, with a new mortgage loan in the principal amount of $5,850,000.  The new mortgage loan bore interest at a fixed interest rate of 5.80% per annum and required monthly payments of principal and interest of approximately $34,000, beginning January 1, 2010 through the February 1, 2016 maturity date, at which time a balloon payment of approximately $5,322,000 was due. The previous terms of the first mortgage loan provided for a fixed interest rate of 3.81% per annum and monthly payments of principal and interest of approximately $36,000 through the maturity date of July, 2010, at which date a balloon payment of approximately $4,416,000 was due. In connection with the refinancing of the first mortgage, the Partnership incurred loan costs of approximately $92,000 and recorded a loss on early extinguishment of debt of approximately $12,000 due to the write off of unamortized loan costs.

Both the first and second mortgage loans were assumed by the buyer in connection with the sale of Covington Pointe Apartments in December 2009.

As a result of the decision to liquidate the Partnership, the Partnership changed its basis of accounting for its financial statements at December 31, 2009 to the liquidation basis of accounting. Consequently, assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation of the Partnership. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon the Managing General Partner’s estimates as of the date of the consolidated financial statements.

In accordance with the liquidation basis of accounting, at December 31, 2009, assets were adjusted to their estimated net realizable value and liabilities were adjusted to their estimated settlement amount. The net adjustment required to convert to the liquidation basis of accounting was a decrease in net assets of approximately $75,000, which is included in the Consolidated Statement of Changes in Partners’ (Deficiency) Capital/Net Assets in Liquidation. The net adjustment is summarized as follows:

Decrease in
Net Assets
(in thousands)

Adjustment of other assets and liabilities, net	$ (75)

The Partnership distributed the following amounts during the year ended December 31, 2009 and 2008 (in thousands, except per unit data).

	Year Ended	Per Limited	Year Ended	Per Limited
	December 31,	Partnership	December 31,	Partnership
	2009	Unit	2008	Unit

Sale(1)	$ --	$ --	$3,203	$116.04
Sale(2)	46	1.64	--	--
Sale(3)	1,242	45.00	--	--
Mortgage financing (4)	2,240	81.16	--	--
	$3,528	$127.80	$3,203	$ 116.04

(1)   Distribution consists of additional sale proceeds from the 2007 sale of Lakeside Apartments, the distribution of 2008 sale proceeds from the Sterling Crest Joint Venture and the distribution of 2008 sale proceeds from the sale of Bexley House Apartments.

(2)   Distribution attributed to all partners during 2009 from the 2008 payment of Georgia withholding taxes paid on behalf of all partners in connection with the 2008 sale of the Partnership’s Joint Venture investment.

(3)   Distribution of proceeds from the December 2009 sale of Covington Pointe Apartments.

(4)   Distribution of proceeds from the March 2009 second mortgage obtained on Covington Pointe Apartments and the November 2009 refinancing of the first mortgage on Covington Pointe Apartments.

The Partnership’s cash available for distribution will be reviewed on a quarterly basis. Future cash distributions will depend on the amount of cash remaining after fully liquidating the Partnership.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 13,236.50 limited partnership units (the "Units") in the Partnership representing 49.45% of the outstanding Units at December 31, 2009.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 49.45% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership’s significant accounting policies is included in "Note B – Organization and Summary of Significant Accounting Policies" which is included in the consolidated financial statements in "Item 8. Financial Statements and Supplementary Data".  The Managing General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the consolidated financial statements with useful and reliable information about the Partnership’s operating results and financial condition.  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.  Judgments and assessments of uncertainties are required in applying the Partnership’s accounting policies in many areas. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Investment property was recorded at cost, less accumulated depreciation, unless the carrying amount of the asset was not recoverable. If events or circumstances indicated that the carrying amount of the property would not be recoverable, the Partnership made an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.   If the carrying amount exceeded the estimated aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeded the estimated fair value of the property.

Real property investment is subject to varying degrees of risk.  Several factors may have adversely affected the economic performance and value of the Partnership’s investment property. These factors included, but were not limited to, general economic climate; competition from other apartment communities and other housing options; local conditions, such as loss of jobs or an increase in the supply of apartments that might have adversely affected apartment occupancy or rental rates; changes in governmental regulations and the related cost of compliance; increases in operating costs (including real estate taxes) due to inflation and other factors, which may not have been offset by increased rents; changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multi-family housing; and changes in interest rates and the availability of financing. Any adverse changes in these and other factors could have caused an impairment of the Partnership’s asset.

Revenue Recognition

The Partnership generally leased apartment units for twelve-month terms or less.  The Partnership offered rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area.  Rental income attributable to leases, net of any concessions, was recognized on a straight-line basis over the term of the lease.  The Partnership evaluated all accounts receivable from residents and established an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants.

Item 8.     Financial Statements and Supplementary Data

DAVIDSON INCOME REAL ESTATE, L.P.

LIST OF CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Statement of Net Assets in Liquidation - December 31, 2009

      Consolidated Balance Sheet - December 31, 2008

Consolidated Statements of Discontinued Operations – Years ended December 31, 2009 and 2008

Consolidated Statements of Changes in Partners' (Deficiency) Capital/Net Assets in Liquidation – Years ended December 31, 2009 and 2008

Consolidated Statements of Cash Flows – Years ended December 31, 2009 and 2008

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Davidson Income Real Estate, L.P.

We have audited the consolidated statement of net assets in liquidation of Davidson Income Real Estate, L.P. as of December 31, 2009, the consolidated balance sheet as of December 31, 2008, and the related consolidated statements of discontinued operations, consolidated changes in partners’ (deficiency) capital/net assets in liquidation and consolidated cash flows for each of the two years in the period ended December 31, 2009. These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note A to the consolidated financial statements, the Managing General Partner of Davidson Income Real Estate, L.P. decided to liquidate the Partnership effective December 31, 2009.  As a result, the Partnership changed its basis of accounting as of December 31, 2009 to a liquidation basis.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the net assets in liquidation of Davidson Income Real Estate, L.P. as of December 31, 2009, the consolidated financial position at December 31, 2008, and the results of its consolidated discontinued operations and its consolidated cash flows for each of the two years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles applied on the bases described in the preceding paragraph.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 30, 2010

DAVIDSON INCOME REAL ESTATE, L.P.

CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION

 (in thousands)

December 31, 2009

Assets
Cash and cash equivalents	$ 349
Receivables	19
368

Liabilities
Accounts payable	118
Other liabilities	22
Estimated costs to liquidate (Note D)	75
215

Net assets in liquidation	$ 153

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON INCOME REAL ESTATE, L.P.

CONSOLIDATED BALANCE SHEET

 (in thousands, except unit data)

December 31, 2008

Assets Held for Sale:
Cash and cash equivalents		$ 162
Receivables and deposits		67
Other assets		58
Investment property (Note H):
Land	$ 1,935
Buildings and related personal property	10,457
	12,392
Less accumulated depreciation	(8,020)	4,372
		$ 4,659

Liabilities and Partners' Deficit
Liabilities related to assets held for sale:
Accounts payable		$ 138
Tenant security deposit liabilities		24
Accrued property taxes		194
Other liabilities		44
Mortgage note payable (Note J)		4,796
		5,196

Partners' (Deficiency) Capital
General partners		(788)
Limited partners (26,776 units issued and
outstanding)		251
		(537)
		$ 4,659

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON INCOME REAL ESTATE, L.P.

CONSOLIDATED STATEMENTS OF DISCONTINUED OPERATIONS
(in thousands, except per unit data)

	Years Ended December 31,
	2009	2008
Loss from continuing operations	$ --	$ --
Loss from discontinued operations
Revenues:
Rental income	1,533	2,254
Other income	149	258
Total revenues	1,682	2,512

Expenses:
Operating	838	1,380
General and administrative	128	171
Depreciation	555	689
Interest	266	323
Property taxes	181	266
Loss on early extinguishment of debt (Notes H and J)	153	438
Total expenses	2,121	3,267

Loss before equity in income of joint venture,
casualty gain and gain on sale of discontinued
operations	(439)	(755)

Casualty gain (Note E)	--	36
Equity in income of joint venture (Notes B and C)	--	2,299
Gain on sale of discontinued operations (Note H)	4,732	1,847
Net income (Note F)	$ 4,293	$ 3,427

Net income allocated to general partners (3%)	$ 129	$ 103
Net income allocated to limited partners (97%)	4,164	3,324
	$ 4,293	$ 3,427

Per limited partnership unit:
(Loss) income from discontinued operations	$(15.91)	$ 57.21
Gain on sale of discontinued operations	171.42	66.93
	$155.51	$124.14

Distributions per limited partnership unit	$127.80	$116.04

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON INCOME REAL ESTATE, L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ (DEFICIENCY) CAPITAL/NET ASSETS IN LIQUIDATION
(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partners

Partners

				Total

Original capital contributions	26,776	$ 1	$26,776	$26,777

Partners' deficit at
December 31, 2007	26,776	$ (795)	$ 34	$ (761)

Distributions to partners	--	(96)	(3,107)	(3,203)

Net income for the year ended
December 31, 2008	--	103	3,324	3,427

Partners' (deficiency) capital at
December 31, 2008	26,776	(788)	251	(537)

Abandonment of Units (Note B)	(6)

Distribution to partners	--	(106)	(3,422)	(3,528)

Net income for the year ended
December 31, 2009	--	129	4,164	4,293

Partners' (deficiency) capital at
December 31, 2009	26,770	$ (765)	$ 993	228

Adjustment to liquidation basis
(Notes A and D)				(75)

Net assets in liquidation at
December 31, 2009				$ 153

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON INCOME REAL ESTATE, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2009	2008
Cash flows from operating activities:
Net income	$ 4,293	$ 3,427
Adjustments to reconcile net income to net cash
provided by operating activities:
Casualty gain	--	(36)
Gain on sale of investment property	(4,732)	(1,847)
Depreciation	555	689
Loss on early extinguishment of debt	153	438
Amortization of loan costs	22	19
Equity in income of joint venture	--	(2,299)
Change in accounts:
Receivables and deposits	2	11
Other assets	31	32
Accounts payable	(10)	(2)
Tenant security deposit liabilities	(24)	(10)
Accrued property taxes	(194)	(85)
Other liabilities	(22)	(100)
Net cash provided by operating activities	74	237

Cash flows from investing activities:
Net proceeds from sale of investment property	1,582	4,329
Distribution from joint venture	--	1,244
Property improvements and replacements	(380)	(736)
Insurance proceeds received	--	40
Net cash provided by investing activities	1,202	4,877

Cash flows from financing activities:
Payments on mortgage notes payable	(243)	(317)
Repayment of mortgage notes payable	(4,566)	(1,867)
Prepayment penalty paid	--	(406)
Proceeds from mortgage notes payable	7,350	--
Loan costs paid	(148)	--
Distributions to partners	(3,482)	(3,203)
Advances from affiliates	169	--
Repayment of advances from affiliates	(169)	--
Net cash used in financing activities	(1,089)	(5,793)

Net increase (decrease) in cash and cash equivalents	187	(679)
Cash and cash equivalents at beginning of period	162	841

Cash and cash equivalents at end of period	$ 349	$ 162

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 259	$ 316

Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts
payable	$ --	$ 59
Assumption of mortgage notes payable by the purchaser	$ 7,337	$ --
Distribution to partners of Georgia withholding
taxes included in receivables and deposits	$ 46	$ --

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON INCOME REAL ESTATE, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

Note A - Basis of Presentation

As of December 31, 2009, Davidson Income Real Estate, L.P. (the “Partnership” or “Registrant”) adopted the liquidation basis of accounting due to the sale of its remaining investment property (as discussed in “Note H – Disposition of Investment Properties”).

As a result of the decision to liquidate the Partnership, the Partnership changed its basis of accounting for its consolidated financial statements at December 31, 2009 to the liquidation basis of accounting. Consequently, assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation of the Partnership. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon the Managing General Partner’s estimates as of the date of the consolidated financial statements.

The Managing General Partner estimates that the liquidation process will be completed by September 30, 2010.  Because the success in realization of assets and the settlement of liabilities is based on the Managing General Partner’s best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

The accompanying consolidated statements of discontinued operations for the years ended December 31, 2009 and 2008 reflect the operations of Covington Pointe Apartments as loss from discontinued operations and the consolidated balance sheet as of December 31, 2008 reflects the assets and liabilities as held for sale as a result of the property’s sale to a third party on December 18, 2009 (as discussed in “Note H”). The accompanying consolidated statement of discontinued operations for the year ended December 31, 2008 also reflects the operations of Bexley House Apartments as loss from discontinued operations as a result of the sale of the property in October 2008 (as discussed in “Note H”).

Note B - Organization and Summary of Significant Accounting Policies

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

The Partnership’s management evaluated subsequent events through the time this Annual Report on Form 10-K was filed.

Recent Accounting Pronouncement

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162, or SFAS No. 168, which is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Upon the effective date of SFAS No. 168, the FASB Accounting Standards Codification, or the FASB ASC, became the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission, or SEC, under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB ASC superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the FASB ASC is now non-authoritative.  Subsequent to the effective date of SFAS No. 168, the FASB will issue Accounting Standards Updates that serve to update the FASB ASC.

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

Allocations to Partners

Net loss of the Partnership and taxable loss are allocated 97% to the limited partners and 3% to the General Partners, except for such amounts which are allocated prior to the Partnership meeting the minimum close requirements as defined in the Partnership Agreement.  Distributions of available cash from operations are allocated 97% to the limited partners and 3% to the General Partners.  Cash from sales or refinancing are allocated 97% to limited partners and 3% to General Partners until the limited partners have received an amount of cumulative distributions from sales or refinancings that equal their original invested capital plus an amount which, when added to the prior distributions to limited partners, will equal 12% per annum cumulative and noncompounded on adjusted invested capital, as defined in the Partnership Agreement. At December 31, 2009, the limited partners have not received cumulative distributions from sales or refinancings equal to their original invested capital. Thereafter, upon payment to an affiliate of the General Partners certain real estate commissions and incentive fees as described in the Partnership Agreement, remaining cash from sales or refinancings are allocated 97% to the limited partners and 3% to the General Partners.  In connection with the liquidation of the Partnership, cash from sales or refinancings and any remaining working capital reserves shall be allocated among, and distributed to, the partners in proportion to, and to the extent of, their positive capital account balances.

Investment Property

Investment property consisted of one apartment complex and was stated at cost, less accumulated depreciation, unless the carrying amount of the asset was not recoverable. The Partnership capitalized costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components. Costs including interest, property taxes and operating costs associated with redevelopment and construction projects were capitalized during periods in which redevelopment and construction projects were in progress. Costs incurred in connection with capital projects were capitalized where the costs of the project exceeded $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level. The Partnership did not capitalize any costs related to interest, property taxes or operating costs during the years ended December 31, 2009 and 2008. Capitalized costs were depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs were expensed as incurred.

If events or circumstances indicated that the carrying amount of the property was not recoverable, the Partnership would have made an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeded the estimated aggregate undiscounted future cash flows, the Partnership would have recognized an impairment loss to the extent the carrying amount exceeded the estimated fair value of the property. No adjustments for impairment of value were necessary for the years ending December 31, 2009 and 2008.

Abandoned Units

During 2009, the number of limited partnership units decreased by 6 units due to limited partners abandoning their units. In abandoning his or her partnership units, a limited partner relinquishes all right, title and interest in the Partnership as of the date of the abandonment.

Net Income Per Limited Partnership Unit: Net income per Limited Partnership Unit is computed by dividing net income allocated to the limited partners by the number of Units outstanding at the beginning of the fiscal year. Per Unit information has been computed based on 26,776 Units outstanding for both 2009 and 2008.

Depreciation

Depreciation was provided by the straight-line method over the estimated lives of the apartment property and related personal property.  For Federal income tax purposes, the modified accelerated cost recovery method was used for depreciation of (1) real property additions over 27 1/2 years and (2) personal property additions over 5 years.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $341,000 and $144,000 at December 31, 2009 and 2008, respectively, that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits

The Partnership required security deposits from lessees for the duration of the lease and such deposits are included in cash and cash equivalents at December 31, 2008. The security deposits were refunded when the tenant vacates, provided the tenant had not damaged the space and was current on rental payments.

Deferred Costs

Loan costs of approximately $120,000, less accumulated amortization of approximately $93,000 are included in other assets at December 31, 2008. Amortization expense of approximately $22,000 and $19,000 for the years ending December 31, 2009 and 2008, respectively, are included in interest expense. During the year ended December 31, 2009, loan costs of approximately $148,000 and accumulated amortization of approximately $7,000 were written off in connection with the sale of the property.

Leasing commissions and other direct costs incurred in connection with successful leasing efforts were deferred and amortized over the terms of the related leases.  Amortization of these costs is included in operating expenses.

Leases

The Partnership generally leased apartment units for twelve-month terms or less.  The Partnership offered rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area.  Rental income attributable to leases, net of any concessions, was recognized on a straight-line basis over the term of the lease.  The Partnership evaluated all accounts receivable from residents and established an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants.

Joint Venture Investment

The Partnership accounted for its investment in the Sterling Crest Joint Venture using the equity method of accounting (see "Note C" for further discussion).

Segment Reporting

FASB ASC Topic 280-10, “Segment Reporting”, established standards for the way that public business enterprises report information about operating segments in annual financial statements and required that those enterprises report selected information about operating segments in interim financial reports.  FASB ASC Topic 280-10 also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in FASB ASC Topic 280-10, the Partnership has only one reportable segment.

Advertising

The Partnership expensed the costs of advertising as incurred. Advertising expense was approximately $49,000 and $72,000 for the years ended December 31, 2009 and 2008, respectively.

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

During the year ended December 31, 2008, the Partnership recognized approximately $2,299,000 of equity in income of the Joint Venture.  At December 31, 2008, the Partnership’s investment in the Joint Venture was reduced to zero and the Joint Venture was liquidated as of December 31, 2008.

The following table represents Sterling Crest's net income for the year ended December 31, 2008 (in thousands):

Year Ended December 31, 2008

Operating revenues	$ 1,155
Operating expenses	(1,386)
Operating loss	(231)
Casualty gain	33
Debt extinguishment costs	(2,800)
Gain on sale of property	15,392

Net income	$ 12,394

Note D – Adjustment to Liquidation Basis of Accounting

At December 31, 2009, in accordance with the liquidation basis of accounting, assets were adjusted to their estimated net realizable value and liabilities were adjusted to their estimated settlement amount. The net adjustment required to convert to the liquidation basis of accounting was a decrease in net assets of approximately $75,000, which is included in the Consolidated Statement of Changes in Partners’ (Deficiency) Capital/Net Assets in Liquidation. The net adjustment is summarized as follows:

Decrease in Net Assets

(in thousands)

Adjustment of other assets and liabilities, net	$ (75)

Note E – Casualty Gain

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

Note F - Income Taxes

The Partnership is classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership.  Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The Partnership adopted the liquidation basis of accounting effective December 31, 2009.

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):

	2009	2008

Net income as reported	$ 4,293	$ 3,427
Add (deduct)
Depreciation differences	123	95
Equity in joint venture	--	(672)
Prepaid rents	(10)	(35)
Casualty	--	(36)
Gain on sale of property	(1,200)	269
Other	(38)	68

Federal taxable income	$ 3,168	$ 3,116
Federal taxable income
per limited partnership unit	$112.83	$112.87

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities as of December 31, 2009 and 2008 (in thousands):

	2009	2008
Net assets (liabilities) as reported	$ 153	$ (537)
Land and buildings	--	53
Accumulated depreciation	--	1,089
Syndication	3,809	3,809
Other	94	1

Net assets - Federal tax basis	$ 4,056	$ 4,415

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

Affiliates of the Managing General Partner received 5% of gross receipts from the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $86,000 and $125,000 for the years ended December 31, 2009 and 2008, respectively, which are included in operating expenses.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $110,000 and $130,000 for the years ended December 31, 2009 and 2008, respectively, which is included in general and administrative expenses, investment property and gain on sale of discontinued operations. The portion of these reimbursements included in investment property and gain on sale of discontinued operations for the years ended December 31, 2009 and 2008 are construction management services provided by an affiliate of the Managing General Partner of approximately $67,000 and $53,000, respectively.

During the year ended December 31, 2008, there were no advances or associated accrued interest owed to AIMCO Properties, L.P., an affiliate of the Managing General Partner. During the year ended December 31, 2009, AIMCO Properties, L.P. advanced approximately $169,000 to the Partnership to pay accounts payable and real estate taxes at Covington Pointe Apartments. Interest on the advances was charged at prime plus 1%. Interest expense on the advances was approximately $1,000 for the year ended December 31, 2009. During the year ended December 31, 2009, the Partnership repaid AIMCO Properties, L.P. approximately $170,000 which included $1,000 of accrued interest. There were no advances outstanding at December 31, 2009.

The Partnership Agreement provides for payment of a fee to the Managing General Partner for managing the affairs of the Partnership.  The fee is 2% of adjusted cash from operations, as defined in the Partnership Agreement.  The fee is payable only after the Partnership has distributed, to all limited partners, adjusted cash from operations in any year equal to 10% of their adjusted invested capital as defined in the partnership agreement.  No fees were earned or are payable for the years ended December 31, 2009 and 2008.

The Partnership insured its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insured its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2009 and 2008, the Partnership was charged by AIMCO and its affiliates approximately $24,000 and $43,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 13,236.50 limited partnership units (the "Units") in the Partnership representing 49.45% of the outstanding Units at December 31, 2009.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 49.45% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Note H – Disposition of Investment Properties

On December 18, 2009, the Partnership sold its remaining investment property, Covington Pointe Apartments, to a third party for a gross sales price of $9,100,000. The net proceeds realized by the Partnership were approximately $1,582,000 after payment of closing costs of approximately $181,000 and the assumption of the first and second mortgage debt encumbering the property of approximately $7,337,000 by the purchaser. The Partnership recognized a gain of approximately $4,732,000 as a result of the sale. In addition, the Partnership recognized a loss on the early extinguishment of debt of approximately $141,000 due to the write-off of unamortized loan costs.

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

Note I - Distributions

The Partnership distributed the following amounts during the years ended December 31, 2009 and 2008 (in thousands, except per unit data).

	Year Ended	Per Limited	Year Ended	Per Limited
	December 31,	Partnership	December 31,	Partnership
	2009	Unit	2008	Unit

Sale(1)	$ --	$ --	$3,203	$116.04
Sale(2)	46	1.64	--	--
Sale(3)	1,242	45.00	--	--
Mortgage financing (4)	2,240	81.16	--	--
	$3,528	$127.80	$3,203	$ 116.04

(1)   Distribution consists of additional sale proceeds from the 2007 sale of Lakeside Apartments, the distribution of 2008 sale proceeds from the Sterling Crest Joint Venture and the distribution of 2008 sale proceeds from the sale of Bexley House Apartments.

(2)   Distribution attributed to all partners during 2009 from the 2008 payment of Georgia withholding taxes paid on behalf of all partners in connection with the 2008 sale of the Partnership’s Joint Venture investment.

(3)   Distribution of proceeds from the December 2009 sale of Covington Pointe Apartments.

(4)   Distribution of proceeds from the March 2009 second mortgage obtained on Covington Pointe Apartments and the November 2009 refinancing of the first mortgage on Covington Pointe Apartments.

Note J – Mortgage Financing

On March 31, 2009, the Partnership obtained a second mortgage loan in the principal amount of $1,500,000 on Covington Pointe Apartments.  The second mortgage loan bore interest at a fixed rate of 5.67% per annum and required monthly payments of principal and interest of approximately $9,000 beginning on May 1, 2009 through the February 1, 2016 maturity date.  The second mortgage loan had a balloon payment of approximately $1,344,000 due at maturity and was subject to a prepayment penalty if paid prior to maturity. As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain non-recourse obligations and liabilities of the Partnership with respect to the new mortgage financing. In connection with the loan, the Partnership incurred loan costs of approximately $56,000.

In connection with the second mortgage loan, the Partnership also entered into an early rate lock agreement pertaining to the existing mortgage loan encumbering Covington Pointe Apartments. The rate lock fee paid was $25,000. The early rate lock agreement enabled the Partnership to refinance the existing mortgage loan prior to or during February 2010 at an expected fixed rate of 5.80% per annum and a new loan amount of $6,000,000.

On November 30, 2009, the Partnership refinanced the first mortgage loan encumbering Covington Pointe Apartments. The refinancing resulted in the replacement of the existing first mortgage loan, which at the time of refinancing had a principal balance outstanding of approximately $4,566,000, with a new mortgage loan in the principal amount of $5,850,000.  The new mortgage loan bore interest at a fixed interest rate of 5.80% per annum and required monthly payments of principal and interest of approximately $34,000, beginning January 1, 2010 through the February 1, 2016 maturity date, at which time a balloon payment of approximately $5,322,000 was due.  The previous terms of the first mortgage loan provided for a fixed interest rate of 3.81% per annum and monthly payments of principal and interest of approximately $36,000 through the maturity date of July, 2010, at which date a balloon payment of approximately $4,416,000 was due. In connection with the refinancing of the first mortgage the Partnership incurred loan costs of approximately $92,000 and recorded a loss on early extinguishment of debt of approximately $12,000 due to the write off of unamortized loan costs. Both the first and second mortgage loans were assumed by the purchaser in connection with the sale of Covington Pointe Apartments in December 2009.

Note K – Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the Partnership paid approximately $3,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. After those arbitrations have been completed, the parties will revisit settling the on-call claims. The first two arbitrations took place in December 2009 and the Defendants received a defense verdict against the first two claimants and plaintiffs dismissed the claims of the next two claimants. The remaining two arbitrations will take place in April 2010. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its former investment properties that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property, including lead-based paint. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its former properties, the Partnership could potentially be liable for environmental liabilities or costs associated with its former properties.

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership had only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure.  Affiliates of the Managing General Partner have implemented policies, procedures, third-party audits and training and the Managing General Partner believes that these measures will prevent or eliminate mold exposure and will minimize the effects that mold may have on residents.  To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions.  Because the law regarding mold is unsettled and subject to change the Managing General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership’s consolidated financial condition.

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2009.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2009, the Partnership’s internal control over financial reporting is effective.

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

(b)   Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2009 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Name	Age	Position

Steven D. Cordes	38	Director and Senior Vice President
John Bezzant	47	Director and Senior Vice President
Timothy J. Beaudin	51	President and Chief Operating Officer
Ernest M. Freedman	39	Executive Vice President and Chief Financial Officer
Lisa R. Cohn	41	Executive Vice President, General Counsel and Secretary
Paul Beldin	36	Senior Vice President and Chief Accounting Officer
Stephen B. Waters	48	Senior Director of Partnership Accounting

Steven D. Cordes was appointed as a Director of the Managing General Partner effective March 2, 2009.  Mr. Cordes has been a Senior Vice President of the Managing General Partner and AIMCO since May 2007.  Mr. Cordes joined AIMCO in 2001 as a Vice President of Capital Markets with responsibility for AIMCO’s joint ventures and equity capital markets activity.  Prior to joining AIMCO, Mr. Cordes was a manager in the financial consulting practice of PricewaterhouseCoopers.  Effective March 2009, Mr. Cordes was appointed to serve as the equivalent of the chief executive officer of the Partnership.  Mr. Cordes brings particular expertise to the Board in the areas of asset management as well as finance and accounting.

John Bezzant was appointed as a Director of the Managing General Partner effective December 16, 2009.  Mr. Bezzant has been a Senior Vice President of the Managing General Partner and AIMCO since joining AIMCO in June 2006.   Prior to joining AIMCO, from 2005 to June 2006, Mr. Bezzant was a First Vice President at Prologis, a Denver, Colorado-based real estate investment trust, and from 1986 to 2005, Mr. Bezzant served as Vice President, Asset Management at Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  Mr. Bezzant brings particular expertise to the Board in the areas of real estate finance, property operations, sales and development.

Timothy J. Beaudin was appointed President and Chief Operating Officer of AIMCO and the Managing General Partner in February 2009.  He joined AIMCO and the Managing General Partner as Executive Vice President and Chief Development Officer in October 2005 and was appointed Executive Vice President and Chief Property Operating Officer of the Managing General Partner and AIMCO in October 2008.  Mr. Beaudin oversees conventional and affordable property operations, transactions, asset management, and redevelopment and construction services for AIMCO and the Managing General Partner.  Prior to joining AIMCO and beginning in 1995, Mr. Beaudin was with Catellus Development Corporation.  During his last five years at Catellus, Mr. Beaudin served as Executive Vice President, with management responsibility for development, construction and asset management.

Ernest M. Freedman was appointed Executive Vice President and Chief Financial Officer of the Managing General Partner and AIMCO in November 2009.   Mr. Freedman joined AIMCO in 2007 as Senior Vice President of Financial Planning and Analysis and has served as Senior Vice President of Finance since February 2009, responsible for financial planning, tax, accounting and related areas.  Prior to joining AIMCO, from 2004 to 2007, Mr. Freedman served as chief financial officer of HEI Hotels and Resorts.

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

Paul Beldin joined AIMCO in May 2008 and has served as Senior Vice President and Chief Accounting Officer of AIMCO and the Managing General Partner since that time.  Prior to joining AIMCO, Mr. Beldin served as controller and then as chief financial officer of America First Apartment Investors, Inc., a publicly traded multifamily real estate investment trust, from May 2005 to September 2007 when the company was acquired by Sentinel Real Estate Corporation.  Prior to joining America First Apartment Investors, Inc., Mr. Beldin was a senior manager at Deloitte and Touche LLP, where he was employed from August 1996 to May 2005, including two years as an audit manager in SEC services at Deloitte’s national office.

Stephen B. Waters was appointed Senior Director of Partnership Accounting of AIMCO and the Managing General Partner in June 2009.  Mr. Waters has responsibility for partnership accounting with AIMCO and serves as the principal financial officer of the Managing General Partner.  Mr. Waters joined AIMCO as a Director of Real Estate Accounting in September 1999 and was appointed Vice President of the Managing General Partner and AIMCO in April 2004.  Prior to joining AIMCO, Mr. Waters was a senior manager at Ernst & Young LLP.

The Registrant is not aware of the involvement in any legal proceedings with respect to the directors and executive officers listed in this Item 10.

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

Item 11.    Executive Compensation

No remuneration was paid by the Partnership to any officer or director of the Managing General Partner during the year ended December 31, 2009.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as noted below, no person or entity was known by the Partnership to be the beneficial owners of more than 5% of the Limited Partnership Units of the Partnership as of December 31, 2009.

		Percentage
Entity	Number of Units	of Total

AIMCO IPLP, L.P. (1)	570	2.13%
(an affiliate of AIMCO)
AIMCO Properties, L.P. (2)	8,836.50	33.01%
(an affiliate of AIMCO)
Cooper River Properties (1)	3,830	14.31%
(an affiliate of AIMCO)

Hospital Corporation of America	3,000	11.20%
201 West Main Street
Louisville, KY 40202

(1)   Entity is indirectly ultimately owned by AIMCO. Its business address is 55 Beattie Place, Greenville, SC 29601.

(2)   Entity is indirectly ultimately controlled by AIMCO. Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

As of December 31, 2009, no director or officer of the Managing General Partner owns, nor do the directors or officers as a whole, own more than 1% of the Partnership’s Units. No such director or officer had any right to acquire beneficial ownership of additional Units of the Partnership.

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

Affiliates of the Managing General Partner received 5% of gross receipts from the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $86,000 and $125,000 for the years ended December 31, 2009 and 2008, respectively, which are included in operating expenses.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $110,000 and $130,000 for the years ended December 31, 2009 and 2008, respectively, which is included in general and administrative expenses, investment property and gain on sale of discontinued operations. The portion of these reimbursements included in investment property and gain on sale of discontinued operations for the years ended December 31, 2009 and 2008 are construction management services provided by an affiliate of the Managing General Partner of approximately $67,000 and $53,000, respectively.

During the year ended December 31, 2008, there were no advances or associated accrued interest owed to AIMCO Properties, L.P., an affiliate of the Managing General Partner. During the year ended December 31, 2009, AIMCO Properties, L.P. advanced approximately $169,000 to the Partnership to pay accounts payable and real estate taxes at Covington Pointe Apartments. Interest on the advances was charged at prime plus 1%. Interest expense on the advances was approximately $1,000 for the year ended December 31, 2009. During the year ended December 31, 2009, the Partnership repaid AIMCO Properties, L.P. approximately $170,000 which included $1,000 of accrued interest. There were no advances outstanding at December 31, 2009.

The Partnership Agreement provides for payment of a fee to the Managing General Partner for managing the affairs of the Partnership.  The fee is 2% of adjusted cash from operations, as defined in the Partnership Agreement.  The fee is payable only after the Partnership has distributed, to all limited partners, adjusted cash from operations in any year equal to 10% of their adjusted invested capital as defined in the partnership agreement.  No fees were earned or are payable for the years ended December 31, 2009 and 2008.

The Partnership insured its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insured its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2009 and 2008, the Partnership was charged by AIMCO and its affiliates approximately $24,000 and $43,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 13,236.50 limited partnership units (the "Units") in the Partnership representing 49.45% of the outstanding Units at December 31, 2009.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 49.45% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Neither of the Managing General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Managing General Partner.

Item 14.    Principal Accounting Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the consolidated financial statements of the Partnership for 2010. The aggregate fees billed for services rendered by Ernst & Young LLP for 2009 and 2008 are described below.

Audit Fees. Fees for audit services totaled approximately $40,000 and $55,000 for 2009 and 2008, respectively.  Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-Q.

Tax Fees. Fees for tax services totaled approximately $12,000 and $13,000 for 2009 and 2008, respectively.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)   The following consolidated financial statements of the Registrant are included in Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Statement of Net Assets in Liquidation - December 31, 2009

      Consolidated Balance Sheet - December 31, 2008

Consolidated Statements of Discontinued Operations – Years ended December 31, 2009 and 2008

Consolidated Statements of Changes in Partners' (Deficiency) Capital/Net Assets in Liquidation – Years ended December 31, 2009 and 2008

Consolidated Statements of Cash Flows –Years ended December 31, 2009 and 2008

Notes to Consolidated Financial Statements

(b)   Exhibits:

See Exhibit index

The agreements included as exhibits to this Form 10-K contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. The Partnership acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this Form 10-K not misleading. Additional information about the Partnership may be found elsewhere in this Form 10-K and the Partnership’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAVIDSON INCOME REAL ESTATE, L.P.

By: Davidson Diversified Properties, Inc.,
Managing General Partner

By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Senior Director of Partnership Accounting

Date: March 30, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/John Bezzant	Director and Senior	Date: March 30, 2010
John Bezzant	Vice President

/s/Steven D. Cordes	Director and Senior	Date: March 30, 2010
Steven D. Cordes	Vice President

/s/Stephen B. Waters	Senior Director of Partnership	Date: March 30, 2010
Stephen B. Waters	Accounting

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

10 EEE           Purchase and Sale Contract between AIMCO Covington Pointe, L.P., a Delaware limited partnership, and Kennedy Wilson Austin, Inc., a Texas corporation, dated September 8, 2009. (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 8, 2009.)

10 FFF           First Amendment to Purchase and Sale Contract between AIMCO Covington Pointe, L.P., a Delaware limited partnership, and Kennedy Wilson Austin, Inc., a Texas corporation, dated October 8, 2009. (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 8, 2009.)

10 GGG           Second Amendment to Purchase and Sale Contract between AIMCO Covington Pointe, L.P., a Delaware limited partnership, and Kennedy Wilson Austin, Inc., a Texas corporation, dated October 14, 2009. (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 14, 2009.)

10 HHH           Third Amendment to Purchase and Sale Contract between AIMCO Covington Pointe, L.P., a Delaware limited partnership, and Kennedy Wilson Austin, Inc., a Texas corporation, dated October 16, 2009. (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 14, 2009.)

10 III           Fourth Amendment to Purchase and Sale Contract between AIMCO Covington Pointe, L.P., a Delaware limited partnership, and Kennedy Wilson Austin, Inc., a Texas corporation, dated November 10, 2009. (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 10, 2009.)

10 JJJ           Multifamily Note between Keycorp Real Estate Capital Markets, Inc., an Ohio corporation and AIMCO Covington Pointe, L.P., a Delaware limited partnership, dated November 30, 2009. (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 30, 2009.)

10 KKK           Multifamily Deed of Trust, Assignment of Rents and Security Agreement and Fixture Filing between Keycorp Real Estate Capital Markets, Inc., an Ohio corporation and AIMCO Covington Pointe, L.P., a Delaware limited partnership, dated November 30, 2009. (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 30, 2009.)

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