Form 10-Q
period 2010-06-30
DAVIDSON INCOME REAL ESTATE LP
filed 2010-08-11
CIK 768598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

DAVIDSON INCOME REAL ESTATE, L.P.

CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION

 (in thousands)

	June 30, 2010	December 31, 2009
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 247	$ 349
Receivables	9	19
	256	368

Liabilities
Accounts payable	37	118
Other liabilities	5	22
Estimated costs to liquidate (Note B)	43	75
	85	215

Net assets in liquidation	$ 171	$ 153

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

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON INCOME REAL ESTATE, L.P.

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

(Unaudited)

(in thousands)

For the Six Months Ended June 30, 2010

Net assets in liquidation at January 1, 2010	$ 153

Write off of uncollectible receivables	(6)

Write off of other liabilities and accounts payable	24

Net assets in liquidation at end of period	$ 171

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON INCOME REAL ESTATE, L.P.

CONSOLIDATED STATEMENTS OF DISCONTINUED OPERATIONS

(Unaudited)

(in thousands, except unit data)

	Three Months	Six Months
	Ended	Ended
	June 30, 2009
Loss from continuing operations	$ --	$ --
Loss from discontinued operations:
Revenues:
Rental income	401	801
Other income	31	68
Total revenues	432	869

Expenses:
Operating	187	369
General and administrative	26	61
Depreciation	152	301
Interest	73	124
Property taxes	46	97
Total expenses	484	952

Net loss	$ (52)	$ (83)

Net loss allocated to general partners (3%)	$ (2)	$ (2)
Net loss allocated to limited partners (97%)	(50)	(81)
	$ (52)	$ (83)

Net loss per limited partnership unit	$ (1.87)	$ (3.03)

Distributions per limited partnership unit	$ 43.85	$ 45.49

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON INCOME REAL ESTATE, L.P.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(in thousands)

Six Months Ended June 30, 2009

Cash flows from operating activities:
Net loss	$ (83)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation	301
Amortization of loan costs	10
Change in accounts:
Receivables and deposits	(32)
Other assets	(11)
Accounts payable	(30)
Tenant security deposit liabilities	(1)
Accrued property taxes	(97)
Other liabilities	12
Net cash provided by operating activities	69

Cash flows used in investing activities:
Property improvements and replacements	(244)

Cash flows from financing activities:
Advances from affiliate	169
Payments on advances from affiliates	(169)
Payments on mortgage notes payable	(128)
Distributions to partners	(1,210)
Proceeds from mortgage note payable	1,500
Loan costs paid	(47)
Net cash provided by financing activities	115

Net decrease in cash and cash equivalents	(60)
Cash and cash equivalents at beginning of period	162

Cash and cash equivalents at end of period	$ 102

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 108
Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts payable	$ 20
Distribution to partners of Georgia withholding taxes included in
receivables and deposits	$ 46

At December 31, 2008, approximately $59,000 of property improvements and replacements were included in accounts payable and were included in property improvements and replacements for the six months ended June 30, 2009.

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

The accompanying consolidated statements of discontinued operations for the three and six months ended June 30, 2009 reflect the operations of Covington Pointe Apartments as loss from discontinued operations as a result of the property’s sale to a third party on December 18, 2009.

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

Affiliates of the Managing General Partner received 5% of gross receipts from the Partnership's investment property as compensation for providing property management services.  The Partnership paid to such affiliates approximately $43,000 for the six months ended June 30, 2009, which is included in operating expenses.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $68,000 for the six months ended June 30, 2009, which is included in general and administrative expenses and investment property for the six months ended June 30, 2009. The portion of these reimbursements included in investment property for the six months ended June 30, 2009 are construction management services provided by an affiliate of the Managing General Partner of approximately $50,000.

During the six months ended June 30, 2009 AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced approximately $169,000 to the Partnership to pay accounts payable and real estate taxes at Covington Pointe Apartments. Interest on the advances was charged at prime plus 1%. Interest expense on the advances was approximately $1,000 for the six months ended June 30, 2009. During the six months ended June 30, 2009, the Partnership repaid AIMCO Properties, L.P. approximately $170,000 which included approximately $1,000 in accrued interest. There were no advances or associated interest outstanding at December 31, 2009 or June 30, 2010.

The Partnership Agreement provides for payment of a fee to the Managing General Partner for managing the affairs of the Partnership.  The fee is 2% of adjusted cash from operations, as defined in the Partnership Agreement.  The fee is payable only after the Partnership has distributed, to all limited partners, adjusted cash from operations in any year equal to 10% of their adjusted invested capital as defined in the partnership agreement.  No fees were earned or are payable for the six months ended June 30, 2009 or 2010.

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

Note D – Mortgage Financing

On March 31, 2009, the Partnership obtained a second mortgage loan in the principal amount of $1,500,000 on Covington Pointe Apartments.  The second mortgage loan bore interest at a fixed rate of 5.67% per annum and required monthly payments of principal and interest of approximately $9,000 beginning on May 1, 2009 through the February 1, 2016 maturity date.  The second mortgage loan had a balloon payment of approximately $1,344,000 due at maturity and was subject to a prepayment penalty if paid prior to maturity. In connection with the loan, the Partnership incurred loan costs of approximately $56,000, of which approximately $47,000 was incurred as of June 30, 2009.

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

Note F – Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the Partnership paid approximately $3,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. Pursuant to the global settlement agreement, the parties selected six test “on-call” cases to be arbitrated.  The parties arbitrated four “on-call” claims and obtained defense verdicts on all four.  Two additional “on-call” claims were dismissed with prejudice. The process now calls for the parties to attempt to mediate the remaining “on-call” claims and plaintiffs’ attorneys’ fees.  Such mediation has not yet been scheduled. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

During the six months ended June 30, 2010, net assets in liquidation increased by approximately $18,000. The increase in net assets in liquidation is primarily due to the write off of other liabilities, partially offset by the write off of uncollectible receivables.

The consolidated statement of net assets in liquidation as of June 30, 2010 includes approximately $43,000 of costs that the Managing General Partner estimates will be incurred during the period of liquidation, based on the assumption that the liquidation process will be completed by September 30, 2010. Because the settlement of liabilities is based on the Managing General Partner’s best estimates, the liquidation period may be shorter or extended beyond the projected liquidation period.

The Partnership distributed the following amounts during the six months ended June 30, 2010 and 2009 (in thousands, except per unit data):

		Per Limited		Per Limited
	Six Months Ended	Partnership	Six Months Ended	Partnership
	June 30, 2010	Unit	June 30, 2009	Unit

Sale (1)	$ --	$ --	$ 46	$ 1.64
Mortgage
Financing (2)	--	--	1,210	43.85
	$ --	$ --	$1,256	$ 45.49

(1)   Distribution attributed to all partners during 2009 from the 2008 payment of Georgia withholding taxes paid on behalf of all partners in connection with the 2008 sale of the Partnership’s Joint Venture investment.

(2)   Distribution of proceeds from the March 2009 second mortgage obtained on Covington Pointe Apartments.

The Partnership’s cash available for distribution will be reviewed on a quarterly basis. Future cash distributions will depend on the amount of cash remaining after fully liquidating the Partnership.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 13,236.50 limited partnership units (the "Units") in the Partnership representing 49.45% of the outstanding Units at June 30, 2010.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 49.45% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the Partnership paid approximately $3,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. Pursuant to the global settlement agreement, the parties selected six test “on-call” cases to be arbitrated.  The parties arbitrated four “on-call” claims and obtained defense verdicts on all four.  Two additional “on-call” claims were dismissed with prejudice. The process now calls for the parties to attempt to mediate the remaining “on-call” claims and plaintiffs’ attorneys’ fees.  Such mediation has not yet been scheduled. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

DAVIDSON INCOME REAL ESTATE, L.P.

By: Davidson Diversified Properties, Inc.,
Managing General Partner

Date: August 11, 2010	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: August 11, 2010	By: /s/Stephen B. Waters
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